Form 10-Q
period 1996-03-31
ACRODYNE COMMUNICATIONS INC
filed 1996-05-23
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the quarterly period ended March 31, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                                Commission file number
                                       0-24886


                             ACRODYNE COMMUNICATIONS, INC.
                             _____________________________
           (Exact name of small business issuer as specified in its charter)

         Delaware                                       11-3067564
         ______________________________                 __________________
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization                  Identification No.)

	 516 Township Line Road
         Blue Bell, Pennsylvania                        19422
         ______________________________________         ________
        (Address of principal executive offices)       (Zip Code)

         Issuer's telephone number: 215-542-7000


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,690,236 shares of common stock of Acrodyne Communications, Inc. were outstanding on May 9, 1996.

ACRODYNE COMMUNICATIONS, INC.

INDEX


                                                                           Page
                                                                            No.

PART I.  FINANCIAL INFORMATION:

     Consolidated Balance Sheet at March 31, 1996 and 1995 (unaudited) ..... 2

     Consolidated Statement of Operations for the Three Months Ended
         March 31, 1996 and 1995 (unaudited) ................................3

     Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 1996 and 1995 (unaudited) ................................4

     Notes to Consolidated Financial Statements (unaudited) .................5

     Management's Discussion and Analysis of Financial Condition and Results
          of Operations .....................................................6

PART II.  OTHER INFORMATION, AS APPLICABLE ..................................9

SIGNATURES .................................................................10

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Balance Sheet
(Unaudited)____________________________________________________________________
                                                 March 31,             March 31,
                                                    1996                  1995
Assets
Current assets:
   Cash and cash equivalents                  $   650,148           $ 1,267,010
   Accounts receivable                          1,207,977               264,815
   Inventories                                  2,572,848             1,891,953
   Prepaid expenses and deposits                  142,080               116,307
                                              ___________           ___________
          Total current assets                  4,573,053             3,540,085

Property, plant and equipment, net                447,882               214,359
Note receivable                                    75,409                69,392
Non-compete agreement, net                        642,072               717,072
Goodwill                                        4,486,070             4,642,566
                                              ___________           ___________
         Total assets                         $10,224,486           $ 9,183,474
                                              ===========           ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt          $   403,659           $   402,552
   Borrowings under line of credit                200,000                  -
   Accounts payable                             1,052,775               814,632
   Accrued expenses                               306,766               313,135
   Customer advances                              375,948               556,364
                                              ___________           ___________
           Total current liabilities            2,339,148             2,086,683

Long-term debt                                    817,544             1,042,958
Non-compete liability                             729,528               734,955
                                              ___________           ___________
           Total liabilities                    3,886,220             3,864,596

Shareholders' equity:      (See Note 4)
   Preferred stock, par value $1.00;
    1,000,000 shares authorized, 7,900 shares
    8% Convertible Redeemable Preferred Stock,
    par value $1.00, issued and outstanding         7,900                  -
   Common stock, par value $.01; 10,000,000
    shares authorized, 2,635,530 shares issued
    and outstanding                                26,356                23,853
   Additional paid-in capital                   8,158,597             6,436,458
   Preferred stock subscription receivable       (790,000)                 -
   Accumulated deficit	                       (1,064,587)           (1,141,433)
                                              ____________           ___________
      Total liabilities and
      shareholders' equity                    $10,224,486            $9,183,474
                                              ============           ===========

                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Statement of Operations
(Unaudited)_____________________________________________________________________
                                                  Three Months Ended March 31,
                                                   1996                  1995

Net sales                                      $2,210,350            $2,172,102
Cost of sales                                   1,516,173             1,512,820
                                               __________            __________
      Gross profit                                694,177               659,282
                                               __________            __________

Operating expenses:
   Engineering, research and development          166,816               151,773
   Selling                                        200,635               172,723
   Administration                                 345,128               433,785
   Amortization                                    57,874                57,874
                                                _________              ________
      Total operating expenses                    770,453               816,155
                                                _________              ________
Operating profit (loss)                        (   76,276)            ( 156,873)

Other income (expense):
   Interest expense, net                       (   44,255)            (  41,639)
   Other income, net                                1,233                12,035
                                                _________              ________
Net profit (loss)                              ($ 119,298)            ($186,477)
                                                =========              ========

Net income (loss) per share                        ($0.05)               ($0.08)
                                                =========             =========

Weighted average number of                      2,610,550             2,385,280
shares outstanding                              =========             =========





                  See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Statement of Cash Flows
(Unaudited)_____________________________________________________________________
                                                   Three Months Ended March 31,
                                                    1996                 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                ($119,298)           ($186,477)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
        Depreciation and amortization               66,924               74,119
        Stock option accrual                         4,166                  -
        Issuance of warrants for services
        Changes in assets and liabilities:
         Accounts receivable                       (57,977)               8,799
         Inventories                              (249,061)              66,593
         Note receivable                            (1,504)              (1,504)
         Prepaids and deposits                     (50,610)             (82,002)
         Accounts payable                         (128,036)             242,629
         Accrued expenses                         (133,097)              93,516
         Customer advances                         220,212             (229,239)
                                                  _________            _________
           Net cash used in operating activities  (448,281)             (13,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment           (1,909)             (25,675)
                                                  _________            _________
           Net cash used in investing activities    (1,909)             (25,675)
                                                  _________            _________

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net    262,500                  -
Payments on promissory notes                       (67,500)             (82,500)
Capital leases repayments                          (10,162)              (7,663)
Repayments on other borrowings
 and non-compete liability                          (3,247)              (4,117)
           Net cash provided by (used in)          ________             ________
           financing activities                    181,591              (94,280)
                                                   ________             ________

Net decrease in cash and cash equivalents         (268,599)            (133,521)
Cash and cash equivalents at beginning of period   918,747            1,400,531
                                                  _________           __________
Cash and cash equivalents at end of period       $ 650,148           $1,267,010

Supplemental cash flow information:
 Cash paid for interest                          $  51,884           $   52,714

                  See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Notes to Consolidated Financial Statements (Unaudited)
________________________________________________________________________________


1.  Unaudited Consolidated Financial Statements


The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and subsidiaries (collectively "Acrodyne") at March 31, 1996 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by management and have not been audited by the Company's Independent Accountants. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at March 31, 1996, and the results of operations and cash flows for the three months ended
March 31, 1996 and 1995 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.


2.  Inventories

     Inventories comprise:
                                                                March 31,
                                                         1996             1995

     Raw materials                                    $1,760,439      $  885,684
     Work in process                                     654,697         516,327
     Finished goods                                      157,712         489,942
                                                      __________      __________
                                                      $2,572,848      $1,891,953
                                                      ==========      ==========
3.  Net Loss Per Share


The computation of net loss per share is based on the weighted average common shares outstanding for the applicable period. Potentially dilutive securities have not been considered in the calculation of weighted average common shares outstanding since they would have an anti-dilutive effect on the loss per share.

4.  Significant Events

At the end of the first quarter, the Company privately placed an aggregate of 7,900 shares of its newly created class of 8% Convertible Redeemable Preferred Stock, par value $1.00 per share (the "8% Preferred Stock"). Aggregate proceeds of the sale, $790,000, were not received until the beginning of the second quarter. As of May 7, 1996, the Company had privately placed an additional 2,600 shares of 8% Preferred Stock during the second quarter, for which the Company received aggregate proceeds of $260,000. This 8% Preferred Stock has a liquidation preference of $100 per share plus all outstanding and unpaid dividends and is redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations are met. The 8% Preferred Stock is convertible into the number of Common Stock shares obtained by dividing the liquidation value by the $4.00 per share conversion price subject to adjustment at the option of the holder.

During the three months ended March 31, 1996, the Company issued 75,000 shares of Common Stock pursuant to the exercise of warrants yielding proceeds of $262,500.


ACRODYNE COMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The business of Acrodyne Communications, Inc. (the "Company") is conducted through its sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne"). Acrodyne was acquired by the Company pursuant to a stock acquisition agreement on October 24, 1994 (the "Acrodyne Acquisition"). Prior thereto, the Company had no operations. The Company changed its name from Acrodyne Holdings, Inc. to Acrodyne Communications, Inc. on June 9, 1995.

Acrodyne's transmitters and translators are manufactured to customer specifications for installation in connection with television broadcasting systems and range in price from $10,000 to $140,000 for lower power units and $150,000 to $1,500,000 for higher power units. Acrodyne's business historically has been dependent on a relatively small number of significant orders from one-time customers. Customers establish delivery times often to coincide with the completion of transmission towers and other components of the broadcasting system, which is subject to delays beyond Acrodyne's control. As a result, variances in sales from period to period may occur but are not necessarily indicative of any particular positive or negative longer term trend.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

The following compares the Company's summary results of operations for the three months ended March 31, 1996 for the three months ended March 31, 1995:

                                                   Three Months Ended March 31,
                                                            (Unaudited)
                                                      1996              1995

Net Sales                                          $2,210,350        $2,172,102
Cost of sales                                       1,516,173         1,512,820
                                                   __________        __________
   Gross profit                                       694,177           659,282
Operating expenses                                    770,453           816,155
                                                   __________        __________
Operating profit (loss)	                           ($  76,276)       ($ 156,873)




Net sales for the three months ended March 31, 1996 showed a slight increase (2%) over net sales for the three months ended March 31, 1995. Gross margin increased from 30% in the three months ended March 31, 1995 to 32% in the three months ended March 31, 1996 as a result of sales of higher margin products.

Operating expenses consisting of Engineering, Research and Development, Selling, Administration and Amortization overall decreased 6% compared to the three months ended March 31, 1995 as a result of lower administrative legal and professional costs. Certain costs were incurred during the three months ended March 31, 1995 for international patent fees and other costs related to fulfilling various requirements of being a publicly traded company. Engineering and Selling expenses increased 10% and 16%, respectively primarily as a result of adding research and testing staff, international sales and domestic sales managers as well as sales support to meet the Company's sales plan.

Interest expense for the three months ended March 31, 1996 and March 31, 1995 of approximately $44,255 and $41,639, respectively, includes interest expenses associated with the promissory notes issued as a result of the Acrodyne Acquisition as well as interest expense on the non-compete liability associated with the previous majority owner of Acrodyne Industries, Inc. and interest income on short-term investments of cash.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from customer deposits, internally generated funds, and use of its credit facility. At March 31, 1996, the Company's working capital increased 5% to approximately $2,234,000 compared to December 31, 1995.

Acrodyne normally requires its domestic customers to pay 30% as a deposit at the time of placing the order, 60% prior to shipment, and 10% net thirty days. These payment terms have traditionally provided Acrodyne with sufficient working capital to finance the manufacture of the ordered product. For international orders, Acrodyne requires an irrevocable letter of credit for the entire amount of the order prior to the commencement of purchasing the parts and commencing production, but must finance the manufacture of the product with internally generated funds or bank debt.

The Company and Acrodyne, as co-borrowers, have a $1,200,000 credit facility with a bank for working capital purposes, of which $500,000 is reserved for an irrevocable standby letter of credit to partially secure the Senior Subordinated Note (see below). At March 31, 1996 there was $200,000 outstanding under such credit facility. The interest rate is at prime plus 1%. At March 31, 1996, the interest rate on the credit facility was 9.25%. The credit facility and the standby letter of credit are secured by substantially all assets of the Company and Acrodyne and contain certain restrictive covenants. The amount available to be borrowed under the credit facility is calculated based on certain percentages of the monthly balances of accounts receivable and inventory. At
March 31, 1996, there was approximately $643,000 available to be borrowed by the Company under the credit facility.

The Company is obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of the $1,450,000 Senior Subordinated Note. Interest on such note is payable at the rate of 9% per annum. Such note is partially secured by the irrevocable standby letter of credit in the principal amount of $500,000 mentioned above. The first six quarterly payments of $115,125, $113,269, $131,413, $129,106, $91,800 and $90,281 (including interest) under such note were made on January 23, 1995, April 23, 1995, July 23, 1995, October 23, 1995, January 23, 1996, and April 23, 1996 respectively. The next quarterly payment of $88,763 (including interest) is due on July 23, 1996.

In the three months ended March 31, 1996, the Company privately placed an aggregate of 7,900 shares of its newly created class of 8% Convertible Redeemable Preferred Stock, par value $1.00 per share (the "8% Preferred Stock"). Although such private placement occurred as of the end of the first quarter, the Company did not receive the aggregate proceeds of the sale, $790,000, until the beginning of the second quarter. As of May 7, 1996, the Company had privately placed an additional 2,600 shares of 8% Preferred Stock during the second quarter, for which the Company received aggregate proceeds of $260,000. The Company will use the proceeds of the private placements for general corporate purposes. The Company has agreed with the investors in such private placements to register the shares of Common Stock, into which the 8% Preferred Stock held by such investors is convertible, under the Securities Act of 1933, as amended (the "Securities Act").

As set forth in the Certificate of Designation of the Preferred Stock, which is filed as an Exhibit to this Report (the "Certificate of Designation"), the holders of the 8% Preferred Stock (the "Preferred Holders") will vote, on a fully converted basis, together with the holders of Common Stock and, in the event of certain dividend arrearages, will have the right to elect one director to the Company's Board. Subject to the terms of the Certificate of Designation,
(i) the Preferred Holders will receive a per share liquidation value of $100 (as such amount may be adjusted, the " Liquidation Value") plus accumulated but unpaid dividends thereon before any payment or asset distribution to holders of junior stock, including Common Stock; (ii) Preferred Holders may convert each share of 8% Preferred Stock held by them into shares of Common Stock at a conversion price of $4.00 per share of Common Stock, subject to certain adjustments (the "Conversion Price"), with the number of shares of Common Stock issuable upon such conversion being equal to the quotient of the Liquidation Value divided by the Conversion Price then in effect; and (iii) after March 29,1997, the Company may redeem the 8% Preferred Stock at a redemption price equal to its Liquidation Value plus all accumulated but unpaid dividends thereon, provided that (x) the then current market price of the Common Stock shall have been at least $6.00 per share for a specified period prior to the mailing of any notice of redemption and (y) the Company shall have registered the shares of Common Stock into which the 8% Preferred Stock to be redeemed is convertible under the Securities Act.

Available cash on hand combined with cash flow from operations which would result from a successful implementation of its marketing plan in 1996, and available funds under the line of credit and other financing sources should be sufficient to finance the operations and obligations of the Company, provided the Company continues to receive new customer orders and their corresponding deposits on a timely basis. As of May 9, 1996, the Company had approximately $1,096,000 of available cash on hand.


ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION
________________________________________________________________________________

Item 4.  Submission of Matters to a Vote of Security-Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1995.

Item 6.  Exhibits and Reports on Form 8-KSB

	(a)	Exhibits

	Exhibit 10.17 - Certificate of Designation of the Company's 8%
                        Convertible Redeembable Preferred Stock.

	(b)	No Form 8-KSB was filed during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Acrodyne Communications, Inc.
                                                          (Registrant)


Date:  May 14, 1996                                     A. Robert Mancuso

                                                        A. Robert Mancuso
                                                        Chairman, President, and
                                                        Chief Financial Officer