Form 10-Q/A
period 1996-03-31
ACRODYNE COMMUNICATIONS INC
filed 1996-06-26
CIK 883296

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Acrodyne Communications, Inc.
                                                          (Registrant)


Date:  June 25, 1996                                    A. ROBERT MANCUSO

                                                        A. Robert Mancuso
                                                        Chairman, President, and
                                                        Chief Financial Officer