Form 10-Q
period 1996-09-30
ACRODYNE COMMUNICATIONS INC
filed 1996-11-14
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the quarterly period ended September 30, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                           Commission file number
                                  0-24886


                        ACRODYNE COMMUNICATIONS, INC.
                        -----------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                      11-3067564
        -------------------------------           ----------------
        (State or Other Jurisdiction of           (I.R.S. Employer
        Incorporation or Organization)             Identification No.)

	516 Township Line Road
        Blue Bell, Pennsylvania                           19422
        ----------------------------------------        ----------
	(Address of Principal Executive Offices)	(Zip Code)

	Issuer's Telephone Number: 215-542-7000


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,384,270 shares of common stock of Acrodyne Communications, Inc. were outstanding on November 8, 1996.

                          ACRODYNE COMMUNICATIONS, INC.

                                     INDEX


                                                                          Page
                                                                           No.

PART I.  FINANCIAL INFORMATION:

Consolidated Balance Sheet at September 30, 1996 and 1995 (unaudited).......2

Consolidated Statement of Operations for the Three
and Nine Months Ended September 30, 1996 and 1995(unaudited)................3

Consolidated Statement of Cash Flows for the Nine
Months Ended September 30, 1996 and 1995 (unaudited) .......................4

Notes to Consolidated Financial Statements (unaudited)......................5

Management's Discussion and Analysis of Financial
Condition and Results of Operations.........................................6

PART II.  OTHER INFORMATION, AS APPLICABLE.................................10

SIGNATURES.................................................................10

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Balance Sheet
(Unaudited)___________________________________________________________________
                                          September 30,          September 30,
                                               1996                   1995
Assets
Current assets:
   Cash and cash equivalents              $ 4,578,934            $   742,220
   Accounts receivable                      1,919,827                759,923
   Inventories                              3,549,154              2,038,193
   Prepaid expenses and deposits              263,162                 99,150
                                          ___________            ___________
          Total current assets             10,311,077              3,639,486

Property, plant and equipment, net            578,784                448,893
Note receivable                                78,416                 72,400
Non-compete agreement, net                    604,572                679,572
Goodwill                                    4,407,823              4,564,318
                                          ___________            ___________
         Total assets                     $15,980,672            $ 9,404,669

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt      $   375,075            $   433,811
    Borrowings under line of credit              -                      -
    Accounts payable                          674,217              1,325,133
    Accrued expenses                          300,105                407,477
    Customer advances                         132,469                201,196
                                          ___________            ___________
           Total current liabilities        1,481,866              2,367,617

Long-term debt                                655,872              1,002,042
Non-compete liability                         724,758                733,707
                                          ___________            ___________
           Total liabilities                2,862,496              4,103,366

Shareholders' equity:      (See Note 4)
   Preferred stock, par value $1.00;
   975,000 shares authorized, none issued
   8% Convertible Redeemable Preferred Stock,
   par value $1.00, 25,000 shares authorized,
   10,500 shares issued and outstanding        10,500                   -
   Common stock, par value $.01; 10,000,000
   shares authorized, 4,384,270 shares issued
   and outstanding                             43,843                 23,853
   Additional paid-in capital              14,418,827              6,444,791
   Accumulated deficit                    ( 1,354,994)            (1,167,341)
    Total liabilities and                 ____________            ___________
    shareholders' equity                  $15,980,672             $9,404,669

See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Statement of Operations
(Unaudited)___________________________________________________________________

                              Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                               1996          1995          1996        1995

Net sales                   $2,648,394    $2,679,267    $8,062,851  $7,404,736
Cost of sales                1,857,904     1,719,201     5,558,532   4,819,387
                            __________    __________    __________  __________
      Gross profit             790,490       960,066     2,504,319   2,585,349

Operating expenses:
 Engineering,
 research and development      196,228       175,984       571,910     514,184
 Selling                       383,883       193,800     1,010,693     687,395
 Administration                378,693       400,302     1,076,430   1,310,158
 Amortization                   57,874        57,874       173,621     173,622
                            __________     _________    __________  __________
Total operating expenses     1,016,678       827,960     2,832,654   2,685,359
Operating profit (loss)       (226,188)      132,106      (328,335)   (100,010)


Other income (expense):
 Interest income (expense), net  6,599       (47,697)     ( 82,706)   (128,201)
 Other income (expense), net      (440)        1,027         1,336      15,826
                            __________     _________    __________  __________
     Net profit (loss)       ($220,029)    $  85,436    ($ 409,705)  ($212,385)

Dividend on 8% Convertible
 Redeemable Preferred Stock  (  21,000)         -         ( 39,661)       -

Net income (loss) applicable
to common shares            ($ 241,029)    $  85,436    ($ 449,366)  ($212,385)
                            ===========    ==========   ===========  ==========
Net income/(loss) loss
 per common share               ($0.06)        $0.04        ($0.14)     ($0.09)


Weighted average number of   4,238,000     2,385,280     3,300,000   2,385,280
 common shares outstanding  ===========   ===========   =========== ===========



See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Statement of Cash Flows
(Unaudited)___________________________________________________________________
                                              Nine Months Ended September 30,
                                                1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                $ (409,705)          $ (212,385)
   Adjustments to reconcile net income/(loss)
   to net cash used in operating activities:
     Depreciation and amortization              249,449              212,106
     Stock option accrual                        12,500                 -
   Changes in assets and liabilities:
     Accounts receivable                       (769,827)            (486,309)
     Inventories                             (1,225,367)             (79,647)
     Note receivable                             (4,512)              (4,512)
     Prepaids and deposits                     (171,692)             (64,845)
     Accounts payable                          (506,594)             753,130
     Accrued expenses                          (139,758)             187,858
     Customer advances                          (23,267)            (584,407)
                                             ___________          ___________
      Net cash used in operating activities  (2,988,773)            (279,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment   (199,588)             (69,749)
                                             ___________          ___________
      Net cash used in investing activities    (199,588)             (69,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of
   common stock, net                          6,314,145                 -
   Proceeds from the issuance of
   preferred stock, net                       1,050,000                 -
   Payments on promissory notes                (202,500)            (267,500)
   Payment on line-of-credit                   (200,000)                -
   Capital leases payments                      (72,378)                -
   Payment of dividends                         (39,661)                -
   Repayments on other borrowings and
   non-compete liability                         (1,058)             (42,051)
      Net cash provided by/(used in)         ___________          ___________
      financing activities                    6,848,548             (309,551)

Net increase/(decrease) in cash and
 cash equivalents                             3,660,187             (658,311)
Cash and cash equivalents at
 beginning of period                            918,747            1,400,531
                                             __________           ___________
Cash and cash equivalents at end of period   $4,578,934           $  742,220

Supplemental cash flow information:
   Cash paid for interest                     $ 120,037           $  140,805

See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Notes to Consolidated Financial Statements (Unaudited)________________________


1.  Unaudited Consolidated Financial Statements


The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and its subsidiaries (collectively "Acrodyne") at September 30, 1996 and the related consolidated statements of operations and of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by management and have not been audited by the Company's Independent Accountants. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at September 30, 1996, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.


2.  Inventories

     Inventories comprise:
                                                        September 30,
                                                  1996                1995

     Raw materials                             $2,413,424          $1,243,298
     Work in process                              887,289             529,930
     Finished goods                               248,441             264,965
                                               __________          __________
                                               $3,549,154          $2,038,193

3.  Net Income (Loss) Per Share


The computation of net income (loss) per share is based on the weighted average common shares outstanding for the applicable period. Potentially dilutive securities have not been considered in the calculation of weighted average common shares outstanding since they would have an anti-dilutive effect on the loss per share.

4. Shareholders' Equity

At the end of the first quarter of 1996, the Company privately placed an aggregate of 7,900 shares of its then newly created class of 8% Convertible Redeemable Preferred Stock, par value $1.00 per share (the "8% Preferred Stock"). Aggregate proceeds of the sale, $790,000, were received at the beginning of the second quarter. During the second quarter, the Company had privately placed an additional 2,600 shares of 8% Preferred Stock, for which the Company received aggregate proceeds of $260,000. This 8% Preferred Stock has a liquidation preference of $100 per share plus all outstanding and unpaid dividends and is redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations are met. The 8% Preferred Stock is convertible into the number of Common Stock shares obtained by dividing the liquidation value by the $4.00 per share conversion price subject to adjustment at the option of the holder.

During the second quarter of 1996, the Company entered into an agreement with GKN Securities Corp. ("GKN") on May 24, 1996 to issue to GKN and its designees of certain warrants to purchase an aggregate of 200,000 shares of the Company's common shares, par value $.01, at $6.00 per share in consideration of GKN waiving solicitation rights and costs as indicated in the Underwriting Agreement, dated October 14, 1994 between Acrodyne Holdings, Inc. ("Acrodyne") and GKN and the Warrant Agreement, dated as of October 14, 1994 between the Company (f/k/a Acrodyne Holdings, Inc.) and GKN, and the Warrant Agreement, dated as of October 14, 1994 between the Company and North American Transfer Co. in connection with the acquisition by the Company of Acrodyne Industries,
Inc. on October 24, 1994.   The Underwriting Agreement and the Warrant
Agreement shall remain in full force and effect except for the sections covered by the waiver described above.

During the nine months ended September 30, 1996, the Company issued 1,823,740 shares of Common Stock pursuant to the exercise and redemption of warrants and units yielding proceeds of $6,314,145, net of related attorney and issuance fees.

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


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1996 Compared to the Three and Nine Months Ended September 30, 1995

The following compares the Company's summary results of operations for the three and nine months ended September 30, 1996 and for the three and nine months ended September 30, 1995:

                              Three Months Ended            Nine Months Ended
                                September 30,                 September 30,
                                 (Unaudited)                   (Unaudited)
                              1996          1995          1996         1995

Net sales                  $2,648,394    $2,679,267    $8,062,851   $7,404,736
Cost of sales               1,857,904     1,719,201     5,558,532    4,819,387
                           __________    __________    __________   __________
      Gross profit            790,490       960,066     2,504,319    2,585,349
Operating expenses          1,016,678       827,960     2,832,654    2,685,359
                           __________    __________    __________   __________
Operating profit (loss)    $ (226,188)   $  132,106    $ (328,335)  $ (100,010)


Operating results for the three and nine months ended September 30, 1996 showed a significant decrease in operating profits as compared to the operating
results for the three and nine months ended September 30, 1995.   These results
were primarily due to the poor results of the three months ended September 30, 1996 in which the Company experienced lower sales than anticipated, lower sales margin in addition to higher operating expenses as compared to the three months and nine months ended September 30, 1995. Although sales volume was only slightly less, sales margin dropped 6% and 4% as compared to the margin earned on sales during the three and nine months ended September 30, 1995 primarily due to a lower margin on more significant sales and a more competitive market. Management believes that sales were short of expectations primarily as a result of the broadcasting industry postponing purchase decisions pending final decision of the FCC (Federal Communications Commission) regarding digital transmission specifications.

Operating expenses for the three and nine months ended September 30, 1996 exceeded the prior year primarily due to increased domestic and international sales and marketing costs due to increased travel, advertising and commissions as well as increased research and development costs.

Interest expense for the three and nine months ended September 30, 1996 was significantly lower than the corresponding periods in 1995 due to significant debt repayments and interest income from invested cash as a result of a significant cash increase during the period.


LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from customer deposits, internally generated funds, and use of its credit facility. At September 30, 1996, the Company's working capital increased 316% to approximately $8,800,000 compared to December 31, 1995 primarily due to proceeds received from the issuance of Common Shares pursuant to the exercise of warrants and the issuance of convertible preferred stock.

Accounts Receivable at September 30, 1996 increased significantly compared to September 30, 1995 primarily as a result of changed credit terms on more significant sales of 30 kilowatt and higher power transmitters. Company credit terms were changed due to an expanded product line into high power transmitters, strong financial competition in the high power market and slower demand due to delayed purchasing decisions as a result of the FCC delaying its decision on a digital transmission format. Generally, sales of transmitters up to 10 kilowatts continue to be made with credit terms of 30% as a deposit at the time of placing the order, 60% prior to shipment, and 10% net thirty days. The Company continues to require an irrevocable letter of credit on international orders.

The significant increase in raw materials and work-in-process inventories at September 30, 1996 compared to September 30, 1995 is due to the Company's recent strategy to improve turnaround time to the customer in order to strengthen market position. Raw materials also increased significantly as a result of the Company obtaining additional discounts from higher volume purchasing.

The Company and Acrodyne, as co-borrowers, have a $1,200,000 credit facility with a bank for working capital purposes, of which $500,000 is reserved for an irrevocable standby letter of credit to partially secure the Senior Subordinated Note (see below). At September 30, 1996 there was no balance outstanding under such credit facility. The interest rate on this facility is based on prime plus 1% and was 9.25% on September 30, 1996. The credit facility and the standby letter of credit are secured by substantially all the assets of the Company and Acrodyne and contain certain restrictive covenants. The amount available to be borrowed under the credit facility is calculated based on certain percentages of the monthly balances of accounts receivable and inventory. At September 30, 1996, there was approximately $500,000 available to be borrowed by the Company under the credit facility.

The Company is obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of the $1,450,000 Senior Subordinated Note. Interest on such note is payable at the rate of 9% per annum. Such note is partially secured by the irrevocable standby letter of credit in the principal amount of $500,000 mentioned above. The first seven quarterly payments totaling $841,126 (including interest) under such note have been made through October 23, 1996 according to the agreement. The next quarterly payment of $85,725 (including interest) is due on January 23, 1997.

In the three months ended March 31, 1996, the Company privately placed an aggregate of 7,900 shares of its then newly created class of 8% Convertible Redeemable Preferred Stock, par value $1.00 per share (the "8% Preferred Stock"). Although such private placement occurred as of the end of the first quarter, the Company did not receive the aggregate proceeds of the sale, $790,000, until the beginning of the second quarter. During the second quarter of 1996, the Company privately placed an additional 2,600 shares of 8% Preferred Stock, for which the Company received aggregate proceeds of $260,000. The Company has and will use the proceeds of the private placements for general corporate purposes. Pursuant to agreements with the investors in such private placements, the Company has registered the shares of Common Stock, into which the 8% Preferred Stock held by such investors is convertible, under the Securities Act of 1933, as amended (the "Securities Act").

As set forth in the Certificate of Designation of the Preferred Stock (the "Certificate of Designation"), the holders of the 8% Preferred Stock (the "Preferred Holders") vote, on a fully converted basis, together with the holders of Common Stock and, in the event of certain dividend arrearages, have the right to elect one director to the Company's Board. Subject to the terms of the Certificate of Designation, (i) the Preferred Holders will receive a per share liquidation value of $100 (as such amount may be adjusted, the "Liquidation Value") plus accumulated but unpaid dividends thereon before any payment or asset distribution to holders of junior stock, including Common Stock; (ii) Preferred Holders may convert each share of 8% Preferred Stock held by them into shares of Common Stock at a conversion price of $4.00 per share of Common Stock, subject to certain adjustments (the "Conversion Price"), with the number of shares of Common Stock issuable upon such conversion being equal to the quotient of the Liquidation Value divided by the Conversion Price then in effect; and (iii) after March 29,1997, the Company may redeem the 8% Preferred Stock at a redemption price equal to its Liquidation Value plus all accumulated but unpaid dividends thereon, provided that (x) the then current market price of the Common Stock shall have been at least $6.00 per share for a specified period prior to the mailing of any notice of redemption and (y) the Company shall have registered the shares of Common Stock into which the 8% Preferred Stock to be redeemed is convertible under the Securities Act.

Available cash on hand combined with cash flow from operations and available funds under the line of credit and other financing sources are anticipated to be sufficient to finance the operations and obligations of the Company through 1997.

As of November 8,1996, the Company had approximately $5,068,892 of available cash on hand. The significant increase from the December 31, 1995 balance is primarily due to the receipt of proceeds from the issuance of Common Stock pursuant to the exercise of warrants and units in the nine months ended September 30, 1996 yielding proceeds of $6,314,145 net of related attorney and issuance fees.

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION
______________________________________________________________________________


Item 6.  Exhibits and Reports on Form 8-KSB

	(a)	Exhibits

		10.19 Financial consulting agreement dated August 20, 1996 between Company and Colin Winthrop & Co., Inc.

	(b)	No Form 8-KSB was filed during the quarter ended
                September 30, 1996.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Acrodyne Communications, Inc.
                                                         (Registrant)


Date:  November 7, 1996                            /s/A. Robert Mancuso/s/
                                                      A. Robert Mancuso
                                               Chairman, President, and Chief
                                                       Financial Officer