Form 10KSB
period 1996-12-31
ACRODYNE COMMUNICATIONS INC
filed 1997-03-31
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC   20549
                                       FORM 10-KSB
 (Mark One)
X  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934.

For the fiscal year ended   December 31, 1996


o Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                                   to



Commission file number 			0-24886


ACRODYNE COMMUNICATIONS, INC.
(Name of Small Business Issuer in Its Charter)

        Delaware                                              11-3067564
        (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

        516 Township Line Road, Blue Bell, PA           19422
	(Address of Principal Executive Office)		(Zip Code)

	215-542-7000
	(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
                                           Name of Each Exchange
Title of Each Class                        on Which Registered





Securities registered under Section 12(g) of the Exchange Act:

Units
	(Title of Class)

Common Stock
	(Title of Class)

Warrants
	(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes      X        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $  10,417,029

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $ 18,303,041, computed by reference to the average bid and asked
prices of such stock, as of March 20, 1997.   This computation is based upon
the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.   Common stock, par value
$0.01 per share:  4,434,270 outstanding at March 20, 1997.

ACRODYNE COMMUNICATIONS, INC.
FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 1996
TABLE OF CONTENTS
                                                                           PAGE
PART I
Item 1.
Description of Business......................................................5

Item 2.
Description of
Property....................................................................14

Item 3.
  Legal Proceedings.........................................................14

Item 4.
  Submission of Matters to a Vote of Security-Holders.......................14

PART II
Item 5.
  Market For Common Equity and Related Stockholder Matters..................14

Item 6.
  Management's Discussion and
Analysis....................................................................15

Item 7.
  Financial
Statements..................................................................19

Item 8.
  Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure.....................................................19

PART III
Item 9.
  Directors, Executive Officers, Promoters and Control Persons;
  Compliance with Section 16(a) of the Exchange Act.........................19

Item 10.
  Executive Compensation....................................................21

Item 11.
  Security Ownership of Certain Beneficial Owners and Management............22

Item 12.
  Certain Relationships and Related Transactions............................22

Item 13.
  Exhibits, List and Reports on Form 8-K....................................23

Signatures..................................................................25

Part I

Item 1. Description of Business

THE COMPANY     The business of Acrodyne Communications, Inc. (formerly
Acrodyne Holdings, Inc.), a Delaware corporation (the "Company"), is conducted through its sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne"). Acrodyne was acquired by the Company on October 24, 1994 (the "Acquisition"). Prior thereto, the Company had no operations. The Company changed its name to Acrodyne Communications, Inc. on June 9, 1995.

As used in this Form 10-KSB, the term "Company" refers to Acrodyne Holdings, Inc. as of dates and periods prior to the, and refers to the combined operations of Acrodyne Communications, Inc. and Acrodyne Industries, Inc. subsequent to the Acquisition.

BUSINESS OF ACRODYNE.   Acrodyne and its predecessor, has designed,
manufactured and marketed television transmitters and translators which have been sold in the United States and internationally since 1971. The function of a television transmitter is to broadcast on the air television signals to a specific audience receiving such signals by regular antenna or by a local cable company which then feeds the signal to its subscribers. Television translators, which operate unattended, retransmit incoming signals from primary stations on different channels within areas where direct reception of the original signal may be limited by mountains or other geographic considerations.

ACRODYNE PRODUCTS AND SERVICES

Overview
Acrodyne designs, manufactures and markets television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions. The useful life of a television transmitter or translator is approximately 20 years. Acrodyne's television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design which permits Acrodyne to respond to specific customer requirements. Acrodyne classifies its transmitters into two categories based upon the power output of such transmitters (discussed in more detail below). Lower power transmitters and higher power transmitters transmit signals in both UHF and VHF frequency bands. The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen. Each transmitter permits the sender to broadcast over one channel. In addition, Acrodyne manufactures a full line of MMDS (Multichannel Multipoint Distribution System) transmitters for the wireless cable industry.

All of Acrodyne's television transmitters feature enhanced linear amplifiers. Such units feature easy to read diagnostic displays and meters which clearly indicate a unit's operating condition. Units automatically shut down for self-protection if out-of-tolerance conditions are encountered. Acrodyne's television transmitters are relatively easy to maintain since they utilize common modules and parts. Other operating features include full remote control, telemetry and status functions, and a modular design which allows for cost-effective expansion to higher output power levels.

Lower Power Television Transmitters
Lower power television transmitters with power outputs of up to 2 kilowatts and translators account for approximately 30% of Acrodyne's sales. Such transmitters are used by LPTV Stations, a United States classification, which are limited by the Federal Communications Commission ("FCC") to power output levels of 10 watts in the VHF band and 2 kilowatt in the UHF band. Although virtually all of Acrodyne's lower power transmitters are solid state, Acrodyne will produce some models using single tetrode tube final amplifiers for certain customers. Solid-state refers to the physical make-up of the transmitter components. Instead of vacuum tubes where electron flow takes place in a vacuum, solid state transmitters utilize transistors, which have crystalline structures. Tetrode and diacrode tubes are four electrode, vacuum tube amplifying devices used in the final power stage of both lower and higher power television transmitters. Acrodyne's solid-state television transmitters have the advantage of long-life and compact size as compared to tube-based units, and utilize high frequency "microstrip" designs to minimize the number of components and provide reliability. Solid-state television transmitters also have multiple amplifiers so that the loss of any one amplifier means only a partial loss of power and not lost air time. Failure of a tube amplifier, on the other hand, may cause the entire unit to go off line until a replacement tube can be installed.

UHF solid state television transmitters are particularly well-suited for LPTV Stations. In addition, there is a substantial market overseas for these UHF transmitters. Acrodyne's translators in this area cover the power range up to 10 watts in VHF and up to 2 kilowatts in UHF frequency spectra for domestic and international television formats. Substantially all of the translators sold by Acrodyne have been solid state as compared to tetrode tube-based designs. List prices for lower power transmitters range from approximately $10,000 to $140,000.

Higher Power Television Transmitters
Higher power television transmitters range in power from above 2 kilowatts to 240 kilowatts and higher, and account for approximately 45% of Acrodyne's sales. For television transmitters with power output levels of 10 kilowatts and above, Acrodyne uses advanced tetrode and diacrode tubes which use water vaporization cooling to prolong their useful lives. Such advanced design features significantly reduce the operating costs of these transmitters. At identical output power, the power consumption of an advanced tetrode or diacrode transmitter is approximately 50% less than that of a transmitter using klystron tubes, a high power vacuum tube amplifying device, which is the predecessor of the current tube technology.

Acrodyne's solid-state transmitters (mentioned above) can also be made at power levels of 5 to 10 kilowatts.

Acrodyne also produces television transmitters standard to the industry which have power ratings in multiples of 60 kilowatts. Acrodyne can produce a 60 kilowatt UHF transmitter by combining two 30 kilowatt advanced tetrode tube transmitters. More notably, the Company's mainstay high power product is the 60 kilowatt diacrode tube transmitter. The Company won the New Technology Award at the 1996 National Association of Broadcasters ("NAB") show for the development of this product. This product provides Acrodyne access to a much larger portion of the United States television transmitter market and to the international television high power transmitter market. List prices for higher power television transmitters range from approximately $150,000 to $2,000,000 for a 240 kilowatt transmitter. As of the date of this report, the Company has sold eight diacrode transmitters that are equivalent to fifteen 60 kilowatt sockets.

Auxiliary Products and Services
In addition to manufacturing and selling its transmitters and translators, Acrodyne also offers television broadcasters a value-added complete "turn-key" broadcast system which includes the procurement, systems integration and installation of the television transmitter and antenna and related accessory equipment. Such products and services, which are provided to both higher power and lower power broadcasters, account for approximately 25% of Acrodyne's sales. Upon request, Acrodyne technicians also supervise the installation of television transmitters on-site, in the United States and abroad. Acrodyne technicians perform additional testing after the transmitter has been connected to the station's programming sources and the transmission antenna to assure that the television transmitter operates as intended.

New Products
In 1989, Acrodyne was issued a United States patent for a digital amplitude modulator-transmitter whose output is compatible with television sets currently in use as well as for future high definition television broadcasting. Five additional patents have been granted since (two in 1995) which cover improvements and enhancements to the first. Company management believes that its design significantly improves power efficiency and performance while reducing the cost of the electronic components in the transmitter by approximately 30%. In April 1993, Acrodyne demonstrated a 1 kilowatt prototype solid-state UHF prototype solid-state television transmitter incorporating this design at the NAB Show. Management expects to commercialize a 1 kilowatt transmitter using this patented technology in 1997.

THE TELEVISION TRANSMISSION INDUSTRY
Approximately 10,500 translators and television transmitters with an output power level of one watt or more are in operation in the United States, and approximately 26,500 are in operation worldwide. Of these, more than 1,687 television transmitters in the United States have an output power level of 5 kilowatts or more, and more than 10,000 in operation worldwide have a power level of 5 kilowatts or more. As of December 31, 1996, there were construction permits for 90 new higher power stations and 900 new low power stations in the United States. As of December 31, 1996, Acrodyne had sold and delivered, since its inception, 1,590 lower power transmitters and 60 higher power transmitters in the United States and 1,535 lower power transmitters and 66 higher power transmitters abroad.

DIGITAL TELEVISION  (Formerly High Definition Television - "HDTV")
Digital Television ("DTV") encompasses higher fidelity video and audio production, transmission and display technologies, and promises to provide television viewers with greater picture resolution, improved color fidelity, and higher fidelity surround sound audio. The Company's management believes that DTV is the largest emerging market for the manufacturers of television broadcasting equipment.

In December, 1996, the FCC announced its decision concerning the transmitted format to be used for the transmission of DTV signals, relieving the speculation that had taken place for several years. In the first quarter of 1997, the FCC will allocate DTV channels in the UHF band for each full service television and low power station in the country. Based on the most recent FCC pronouncements, those channels will co-exist with each station's existing VHF or UHF channel for 15 years after the selection of a transmission standard and adoption of a Table of Allotments, after which the pre-existing channel will be abandoned. Each station will be required to apply for a construction permit to install one DTV transmitter during the three-year phase-in period and will have three years to construct such a facility. During the remainder of the 15-year transition, each licensee may transmit on the assigned DTV channel and its regular channel. At the end of the 15-year period, each licensee must surrender the non-DTV channel. Each DTV channel will require its own transmitter and antenna.

The Company's management believes that it can capitalize on the opportunities afforded by this emerging market because its current product line, as well as its planned digital amplitude modulator-transmitters, can be re-engineered to be compatible with the DTV digital transmission format selected.

There can be no assurance that the FCC will meet its proposed spectrum allocation schedule or that Acrodyne will be able to capitalize on these opportunities. If fully adopted, DTV will completely transform the television industry, in addition to requiring the installation of new DTV-compatible transmitters, such a transformation will also require that consumers purchase DTV-formatted television sets and DTV filming equipment.

GROWTH STRATEGY
Management of the Company believes that it can increase sales of its transmitters and translators based on a growth strategy centered on the following principles:
(i)   Restructuring and expanding Acrodyne's sales and marketing activities;
(ii)  Expanding and strengthening its network of agents and distributors;
(iii) Increasing work-in-progress inventory for expedited product delivery;
(iv) Selling its new product line of MMDS transmitters to the wireless cable industry;
(v) Continuing to re-engineer existing product lines to meet the anticipated demands of the DTV market; and
(vi)  Commercializing the 1 kilowatt digital transmitter.

To implement the Company's growth strategy, the Company expanded its annual operating budget from $2.2 million in 1995 to approximately $4 million in 1996. The Sales and Marketing department has grown from three to nine individuals including sales management for the domestic high power, low power and international markets. The network of sales representatives and dealers for the international market has been upgraded to include exclusive representation in China, the Philipines, Malaysia and Brazil. Strategic new hires have been added to engineering, field service, testing, quality control and materials management in support of anticipated growth from the domestic and international markets.

 RESEARCH AND DEVELOPMENT

Overview
Acrodyne's Engineering Department is responsible for new product design and development, drafting and documentation, system testing, product support and field service. Acrodyne devotes a significant amount of its engineering resources to continually incorporating new technology to maintain its competitive advantage. The Engineering Department also provides product support to sales, manufacturing and quality assurance as required.

Digital Technology
As mentioned above, Acrodyne's Engineering Department has developed a 1 kilowatt digital amplitude modulator-television transmitter which is compatible with currently existing television transmission formats, as well as any DTV and wireless cable format. This digital transmitter, demonstrated in 1993 at the NAB show, improves power efficiency over existing television transmitters. Digital transmission involves sampling an analog video signal to create a digital video signal which then drives the digital video signal through a sequence of related solid state amplifiers, the outputs of which are then combined to produce the desired signal. By using highly efficient but non-linear solid state amplifiers, the power efficiency of a transmitter of this design using Class C type amplifiers is expected to be more than 50% greater than any television transmitter now in use. Although Class C amplifiers do not preserve linearity, and thus, when used in combination with current commercially available television transmission equipment cannot be used to transmit television signals, when Class C amplifiers are used with Acrodyne's patented digital technology, such Class C amplifiers can be combined to produce a modulated output television signal. Moreover, a solid state configuration is more reliable and will have lower maintenance costs. As part of the Company's growth strategy, management intends to commercialize the 1 kilowatt prototype digital transmitter and develop the 30 kilowatt digital transmitter. Company management anticipates that expenses incurred in the research and development of the 30 kilowatt digital transmitter will result in a significant increase over its historic annual average expenses for research and development. Research and Development costs, which approximated $133,000 and $65,000, during the years ended December 31, 1996 and 1995, respectively were charged to expense.

MARKETING AND SALES

Marketing Strategy
Acrodyne's marketing strategy is based upon the cost and performance advantages of its television transmitters. Its solid state designs have already been extensively field-proven in the lower power television transmitter market. Company management believes that Acrodyne's higher power advanced tetrode and diacrode tube television transmitters are more reliable and efficient than transmitters using klystron tubes or inductive output tubes, and that a significant advanced opportunity exists for the Company to increase sales of its solid-state lower power transmitters and tetrode and diacrode tube higher power transmitters on the basis of the technical advantages inherent in these designs. Longer term, Acrodyne's patented digital amplitude modulator-transmitter design is expected to enhance the cost and performance advantages of its current product line and permit Acrodyne's entry into other product areas.

General
The sales department receives and evaluates bids for transmitter purchases. In responding to proposed bids for lower power applications, Acrodyne is often either in a sole source situation, or competing with one or two specialty firms of similar size particularly with respect to domestic applications. When Acrodyne pursues higher power opportunities it competes with major international companies. The sales department organizes and presents the proposal bid package to the potential customer based on the most cost effective design, taking into account both the engineering and manufacturing considerations. Customers normally do not place orders on a regular basis and sometimes must rely on regulatory action over which they may have no control.

Domestic Sales
Domestic sales account for approximately 76% of the Company's net sales. Transmitter and translator products and turnkey systems are sold directly to television station operators. Domestic payment terms are normally 30% of the purchase price payable upon order, 60% when the product is ready for shipment and the remaining 10% due 30 days after shipment.

International Sales
International sales account for approximately 24% of net sales. Independent manufacturers' representatives and distributors who normally have specific account affiliations within a particular country, operate on an exclusive and non-exclusive basis and receive a negotiated commission rate. In general, Company management believes that sales to international customers have been steadily growing in the past few years for United States-based television transmitter manufacturers, and that market growth in these areas will accelerate as a result of the recent ascendancy of democratic governments in the former eastern bloc nations, the trend toward greater privatization of broadcasting in general and the expansion of new communication services in developing countries.

International payment terms are similar to domestic payment terms and rely on an irrevocable letter of credit payable upon presentation for any balance outstanding at the time of shipment. An increased portion of the Company's present business is subject to performance bonds, "holdbacks" (a renegotiation of profits) or contract termination credits against the purchase price.

Customer Base
Acrodyne's customer base is large and diversified. Acrodyne's business has historically been dependent upon a relatively small number of significant transmitter sales with one-time customers. No single customer accounted for more than 10% of total sales in 1996.

Although Acrodyne is not dependent upon military contracts or upon customers who are dependent on military contracts, its largest recurring customer is the United States General Services Administration which is primarily responsible for United States Government procurement including, to some degree, military procurement. Such customer has accounted for approximately 3% of net sales in 1996 and 1995.

GOVERNMENT REGULATION

Industry Regulation
Transmission characteristics are stringently regulated in the United States by the Federal Communications Commission ("FCC") and abroad by local governments and international treaties. United States television transmission is in either the VHF band, covering the frequency ranges from 54 MHz (Channel 2) to 88 MHz (Channel 6) and 174 MHz (Channel 7) to 216 MHz (Channel 13), or the UHF band, covering the frequency range from 470 MHz (Channel 14) to 806 MHz (Channel
69). Users include governments, not-for-profit and privately owned and operated commercial, educational, foreign language and religious broadcasters. United States broadcasters are regulated by the FCC as to operating characteristics and suitability of ownership. Acrodyne has registered all of its television translators and transmitters with the FCC and believes that its products and procedures satisfy all the criteria necessary to comply with the regulations of the FCC.

In addition to the FCC, foreign governments regulate radio-frequency broadcast equipment operating within their borders. However, the United States and almost all foreign governments are parties to international treaties which adhere to frequency allocation and interference criteria.

ENVIRONMENTAL REGULATION
The registrant believes it is in material compliance with applicable United States, State and local laws and regulations relating to the protection of the environment.

COMPETITION
Acrodyne competes, with respect to lower power applications, on the basis of product features, quality, technology advantages, dependability, life cycle, costs associated with acquiring and operating the equipment, and reputation. Approximately 30% of Acrodyne's sales for fiscal 1996 were derived from lower power applications, 45% were derived from higher power applications, and 25% were derived from auxiliary products and services. Approximately one-fourth of Acrodyne's sales for fiscal 1996 were from foreign customers.

The domestic lower power UHF market is dominated by a small number of American companies. Acrodyne competes with specialty firms of similar size and resources, such as EMCEE Broadcast Partners, LARCAN-Television Technology Corp.
(TTC) or Information Transmission Systems Corporation (ITS) in this market. The VHF market represents an insignificant percentage of Acrodyne's sales.

Unlike the lower power domestic market, the higher power domestic market is characterized by intense competition from companies that are much larger than Acrodyne and which possess significantly greater resources. The high power television transmitter market is currently dominated by larger companies with older klystron technology or newer inductive output tubes ("IOT"). IOTs are amplifying devices used in higher power television transmitters, which take features from tetrode and klystron technology. The higher power transmitter market is dominated by suppliers such as Comark, a subsidiary of Thomson-CSF and Harris Corporation (Harris). Both Comark and Harris have access to significant resources, both financial and otherwise.

The international markets are characterized by intense competition in both the higher power and lower power segments. For lower power applications, particularly in the third world and newly developing countries, price considerations typically are the determining factor. Acrodyne has been very competitive in this market and a significant portion of Acrodyne's business has been derived from lower power solid state transmitters sold in these countries. For higher power applications overseas, Acrodyne's primary competition comes from companies that are much larger, have significantly greater resources, and are willing to offer attractive financing terms in order to secure new business. Acrodyne's major competition in this market comes from Thomson-CSF (France), Nippon Electric Corporation (Japan), GEC-Marconi Communications Limited (United Kingdom), and Rohde & Schwarz (Germany). The foregoing foreign competitors have a dominant market position within their home countries. Company management does not expect that the Company will be able to compete with such companies in their respective home countries in the near future. Harris Corporation, a U.S. company, is also a very strong competitor in most international markets.

The primary competing technology to Acrodyne's higher power advanced tetrode tube products are transmitters offering the IOT design. IOTs were developed as an attempt to improve the linearity and efficiency of klystron tubes. However, the IOT configuration is significantly more expensive to build. In addition, another major drawback to IOT-based transmitters is that they are much more complicated and difficult to service, with the time required to change a tube averaging about one full day (during which time the transmitter must remain off the air) whereas an advanced tetrode or diacrode tube can be changed on-site in about 20 minutes. Company management believes that Acrodyne's advanced tetrode or diacrode tube transmitter designs are more cost effective than competing technologies, based upon initial capital expenditures, tube replacement, maintenance and operating efficiency.

MANUFACTURING
Acrodyne's manufacturing department includes a machine shop, circuit board assembly, assembly fabrication, wire and cable harness fabrication and final systems assembly. Acrodyne does not utilize, and is not dependent upon, any unusual raw materials or processes in the design of its products and, other than the advanced tetrode tubes supplied by Thomson Components and specialized transistors supplied by Thomson SGS and Ericsson, purchases from multiple sources to the maximum extent practical. Acrodyne maintains limited inventory quantities of materials in excess of its immediate requirements. Major purchased parts include fabricated printed circuit boards, water cooling pumps and specialized output filters, output power tubes and cavities and power transformers.

A machine shop fabricates heat sinks, metal cabinet parts and specialized interior mounting panels. Chemical etching of circuit boards and painting of cabinets is performed by outside suppliers to minimize the potential for adverse environmental consequences at Acrodyne's facility. Assembly occurs in a build-to-order job shop environment utilizing standard assembly modules depending on the frequency and output power level of the transmitter. All phases of assembly are carried out in a single open area comprising approximately 15,000 square feet.

The first phase of the assembly process includes placing electronic and electrical components on two-sided, single layer circuit boards. These circuit boards are mated with a mechanical structure and are then built into modules. The modules are assembled into cabinets along with other purchased components, the electrical harness and, in the case of higher powered units, plumbing for the water cooled tetrode tubes. Completed television transmitters, which may be comprised of as many as seven six-foot high cabinets depending on the output power level, then move from final assembly into system test. It normally takes eight weeks for a television transmitter to complete the manufacturing cycle and be ready for shipment. In some cases, customer education and training sessions are conducted at Acrodyne's facility prior to shipment of a television transmitter. A service manual is written for each product type sold, a copy of which is maintained in Acrodyne's reference library.

Quality assurance reports are sent directly to the general manager. Quality assurance procedures are in place during incoming parts inspection and throughout the production process. Assemblies are thoroughly tested and inspected in the manufacturing area for accuracy and workmanship prior to final assembly and systems testing. Connected utility power is adequate to meet all current test requirements for high power systems up to 30 kilowatts. After systems testing, results are verified to be in accordance with specifications. A final mechanical inspection is performed just prior to shipment. A permanent record of all test results is maintained for future reference.

Acrodyne provides a limited one year warranty on its products with the exception of vendor parts which are warranted by their manufacturer.

Testing, Product Support and Field Service
Module and full system testing is performed at the factory by technicians using highly sophisticated television transmitter test equipment. A technical manual for each product by serial number accompanies each television transmitter. A duplicate manual is maintained at the factory to minimize field troubleshooting time.

Acrodyne's Engineering Department provides technical information necessary to complete requests for sales quotations, accompanies sales representatives in visits to customer sites, prepares customer manuals and regularly publishes promotional oriented articles in trade journals, and presents technical papers at important conventions and exhibitions.

PATENTS AND TRADEMARKS
Acrodyne is the owner of United States Patent 4,804,931, entitled Digital Amplitude Modulator-Transmitter, issued on February 14, 1989, expiring in 2006. Digital Amplitude Modulation is the process of converting an arbitrary video or audio signal to successive binary words of sampled equivalent information which control the presence or absence of power signal sources to synthesize such information in a high power combiner, such as a television transmitter for broadcasting the signal. The process offers less distortion and greater power efficiency than any other method. Five additional patents based on the general technology of the original patent have also been granted. For a key patent to DTV and wireless cable, Acrodyne has filed for international patent protection. Certain additional steps have been taken under the PCT (Patent Cooperation Treaty) to apply for foreign protection on the other patents.

With the exception of the above-referenced patents, Acrodyne relies on proprietary know-how and trade secrets and employs various methods to protect its processes, concepts, ideas and documentation associated with its proprietary products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although Acrodyne has confidentiality agreements with all of its employees, there can be no assurance that such arrangements will adequately protect its trade secrets. Acrodyne does not use any trademarks in connection with the marketing of its products.

EMPLOYEES
Acrodyne currently employs approximately 95 individuals on a full-time basis, none of whom are union members. Acrodyne believes it has a good relationship with its employees.


Item 2. Description of Property

Acrodyne's headquarters and manufacturing facility is located at 516 Township Line Road in Blue Bell, Pennsylvania, 19422. Its site includes a 30,000 square foot single story building on approximately ten acres. The facility is rented under a lease expiring July 31, 2000 and includes a five-year extension option and the ability to terminate the current lease if a larger facility is needed. The current rental rate is approximately $6.65 per square foot or $199,320 annually excluding taxes, insurance and maintenance which the Company is responsible for paying. Total lease expense was $196,560 for the year ended December 31, 1996.

The Company also operates a machine shop located at 704 Forman Rd, Souderton, PA 18964. This facility consists of 5,000 square feet of warehouse and manufacturing space. The facility is rented under a lease that commenced in November, 1996 and expires in October, 2001. The current rental rate is
approximately $3.50 per square foot or $17,500 annually.   Lease expense over
the five year term totals $87,499.80 excluding taxes, insurance and maintenance.

Company management believes the facilities are sufficient to meet current and future needs. Included at the Blue Bell facility are all office, engineering, manufacturing and test operations.

Item 3. Legal Proceedings

There are no legal proceedings pending to which the Company is party.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996.


Part II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION
Since October 1994 the principal market on which the Company's common stock, units and warrants are quoted is the NASDAQ Small Cap over-the-counter market under the symbols ACRO, ACROU and ACROW, respectively.

HOLDERS
As of February 29, 1996, there were 1,080 holders of record of the Company's Common Stock.

DIVIDENDS
No dividends on the Company's Common Stock were declared during fiscal year
1996.
The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the growth of its business and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

The Company paid dividends of $60,661 during fiscal 1996 to the holders of 8% Convertible Redeemable Preferred Stock as described further in the Liquidity and Capital Resources section below. The next dividend payment of $19,667 is expected to be made on April 1, 1997.

PRICE RANGE OF SECURITIES
The following table sets forth the high and low bid prices for shares of the Company's Common Stock for the periods indicated, as supplied by NASDAQ. These quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There has been only limited and sporadic trading in the Company's securities.

QUARTER ENDING                                         HIGH     LOW
--------------------------------------------         -------- --------
March 31, 1995.......................................$ 2 3/8  $ 1 7/8
June 30, 1995 .........................................5 1/8    3 3/16
September 30, 1995 ....................................4 1/4    3 1/2
December 31, 1995 .....................................4 1/8    2 7/8
March 31, 1996 ........................................5 1/4    5
June 30, 1996 .........................................7        6 3/4
September 30, 1996 ....................................4 7/8    4 7/8
December 31, 1996 .....................................6 1/4    5 7/8

As of the close of business on March 20, 1997 the high and low bid price for the Company's Common Stock was $5.125 and $4.625, respectively.

Item 6. Management Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Acrodyne Communications, Inc.'s (the "Company's") business is conducted through its sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne"). The following discussion compares the Company's actual results for the years ended December 31, 1996 and 1995.

RESULTS OF OPERATIONS
Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995
                                                  1996               1995

Net Sales...................................$ 10,417,029       $ 10,332,718
Cost of Sales...............................   7,371,857          6,782,113
                                            ------------       ------------
        Gross Profit........................   3,045,172          3,550,605
                                            ------------       ------------
Operating expenses:
 Engineering, research and development......     807,287            661,979
 Selling....................................   1,359,013          1,018,155
 Administration.............................   1,550,686          1,474,784
 Amortization:
    Goodwill and intangibles................     156,496            156,496
    Noncompete agreement....................      75,000             75,000
                                              ----------        -----------
Total operating expenses....................   3,948,482          3,655,573

Operating profit (loss).....................    (903,310)           164,191
Other income (expense):
  Interest income (expense), net............     (70,845)          (185,361)
  Other income (expense), net................   (247,255)            30,837
                                             ------------      ------------
Net profit (loss)........................... ($1,221,410)      $      9,667

Dividend on 8% Convertible Redeemable
        Preferred Stock                        (  60,661)                 -

Net income (loss) applicable to common shares($1,282,071)       $     9,667

Net income (loss) loss per common share           ($0.36)              -

Weighted average number of                      3,558,856         2,444,118
      common shares outstanding

Net sales for the year ended December 31, 1996 increased approximately $84,000 over net sales for the year ended December 31, 1995. Management believes that sales in the domestic market were short of expectations primarily because of the broadcasting industry postponed purchase decisions pending a clearer plan for the emergence of Digital Television. Additionally, international sales decreased 23% compared to the prior year due to stiffer competition from competitors with larger financial resources than Acrodyne. Accordingly, in order to generate sales volume and meet the demands of an increasingly competitive market, the Company's margin on sales experienced a decrease to 29% for the year ended December 31, 1996 as compared to approximately 34% for the year ended December 31, 1995.

Continuing to focus on the Company's strategic plan, total operating expenses increased approximately 17% over the year ended December 31, 1995. Engineering expenses increased approximately 22% due to staff additions, continued re-engineering of the existing product lines to meet the anticipated demands of the DTV market and development efforts for the MMDS product line. Selling expenses increased significantly by approximately 33% due to increased marketing efforts to expand domestic and international networks of agents and distributors, increased presence in international trade shows, and the addition of a customer service group.

Interest expense decreased approximately 62% as a result of the Company paying off several bank and capital lease debts due to a strong operating cash position. Additionally, interest income increased significantly due to the investment of cash primarily obtained from the warrant exercise.


LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from customer deposits, internally generated funds, and use of its credit facility. At December 31, 1996, the Company's working capital increased 288% to approximately $8,236,000 compared to December 31, 1995 primarily due to proceeds received from the issuance of Common Shares pursuant to the exercise of warrants and the issuance of Convertible Preferred Stock.

Accounts receivable at December 31, 1996 increased significantly compared to December 31, 1995 primarily as a result of extended credit terms on more significant sales of 30 kilowatt and above transmitters. Company credit terms were changed due to an expanded product line into high power transmitters, strong financial competition in the high power and international markets and slower demand due to delayed purchasing decisions as the market anticipates Digital Television. Sales of transmitters up to 10 kilowatts continue to be made with credit terms of 30% as a deposit at the time of placing the order, 60% prior to shipment, and 10% net thirty days. The Company continues to require an irrevocable letter of credit on international orders.

The significant increase in raw materials and work-in-process inventories at December 31, 1996 compared to December 31, 1995 is due to the Company's recent strategy to improve turnaround time to the customer on low power systems to strengthen market position and meet competitive demands. Raw materials also increased significantly as a result of the Company obtaining additional discounts for higher volume purchasing.

The Company and Acrodyne, as co-borrowers, have a $1,200,000 credit facility with a bank for working capital purposes, of which $500,000 is reserved for an irrevocable standby letter of credit to partially secure the Senior Subordinated Note (see below). At December 31, 1996 there was no balance outstanding under such credit facility. The interest rate on this facility is based on prime plus 1% and was 9.25% on December 31, 1996. The credit facility and the standby letter of credit are secured by substantially all the assets of the Company and Acrodyne and contain certain restrictive covenants. In October, 1996, the bank amended the credit facility, as it pertains to the formal Borrowing Base Certificate requirement, to permit borrowing up to $1,200,000 (less any outstanding Letters of Credit) without being limited by a formal borrowing formula. At December 31, 1996, there was approximately $700,000 available to be borrowed by the Company under the credit facility.

The Company is obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of the Senior Subordinated Note. Interest on such note is payable at the rate of 9% per annum. Such note is partially secured by the irrevocable standby letter of credit in the principal amount of $500,000 mentioned above. The first nine quarterly payments totaling $923,726 (including interest) under such note have been made through January 23, 1997 according to the agreement. The next quarterly payment of $84,206 (including interest) is due on April 23, 1997.

In the three months ended March 31, 1996, the Company privately placed , pursuant to Rule 505 ("Rule 505") under the Securities Act of 1933, as amended, an aggregate of 7,900 shares of its then newly created class of 8% Convertible Redeemable Preferred Stock, par value $1.00 per share (the "8% Preferred Stock") for which the company received aggregate proceeds of 790,000. During the second quarter of 1996, the Company privately placed pursuant to Rule 505, an additional 2,600 shares of 8% Preferred Stock, for which the Company received aggregate proceeds of $260,000.

As of March 21, 1997, the Company had approximately $3,326,595 of available cash and cash equivalents on hand. The significant increase from the December 31, 1995 balance is primarily due to the receipt of proceeds from the issuance of Common Stock pursuant to the exercise of warrants and units in the year ended December 31, 1996 yielding proceeds of $6,314,145, net of related attorney and issuance fees.

Available cash on hand combined with cash flow from operations and available funds under the line of credit and other financing sources are anticipated to be sufficient to finance the foreseeable operations and obligations of the Company through 1997.


Item 7. Financial Statements

See pages 27 to 41 of this report for the financial statements required by this item.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There is no information relevant to the Registrant which must be disclosed under this item.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, officers and significant employees of the Company are as follows:

NAME                                 AGE    POSITION
---------------------------------- ------   ------------------------------
A. Robert Mancuso....................59     Chairman of the Board and President
                                            of the Company and Acrodyne
Martin J. Hermann....................58     Director, Secretary and General
                                            Counsel
Dr. Elmer M. Lipsey..................72     Director
Daniel D. Traynor....................54     General Manager and Vice President
                                            of Acrodyne and Director of the
                                            Company
Dr. Timothy P. Hulick................54     Vice President-Engineering of
                                            Acrodyne

    A. ROBERT MANCUSO has been Chairman of the Board and President of the Company since its inception in May 1991. Since July 1991, he has been president of R.M. Hudson Co., Inc., financial consultants for mergers and acquisitions. From January 1987 to June 1991, he served as vice president of Reichhold Chemicals, a specialty chemical company. From January 1987 to June 1991, he also served as president of RBH Dispersions, another specialty chemical company. From July 1986 to December 1989, he was senior vice president of Polychrome Corporation, a manufacturer of film and printing plates for the ink industry, and president and chief executive officer of Polychrome Chemicals, a specialty chemical manufacturer. Reichhold Chemicals, RBH Dispersions, Polychrome Corporation and Polychrome Chemicals are owned by Dainippon Ink & Chemicals, Inc., a Japanese chemical conglomerate. Prior to joining the Polychrome companies in 1986, he was employed by Union Carbide Corporation for 26 years. Since February 1989, Mr. Mancuso has served on the Board of Directors of SilentRadio, Inc. (formerly LaSalle Capital Corp.).

     MARTIN J. HERMANN has served as a Director, Secretary and General Counsel of the Company since the Company's inception. Mr. Hermann has been secretary of SilentRadio, Inc. since February 1991. Mr. Hermann has been engaged in the private practice of law since 1963.

     DR. ELMER M. LIPSEY, has been a Director of the Company since December 24, 1993. Since 1984 he has been the President and Chief Executive Officer of E.M. Lipsey Associates, Inc., a company which he founded to design and manufacture digital communications and navigation equipment and systems. Since 1991 he has been the Chief Scientist and a Director of The LuxCel Group, Inc., a cellular communications company. He has specific expertise on the propagation of radio signals, holds several patents, has published numerous scientific and engineering papers, and was an engineering consultant to the U.S. Air Force and Navy.

     DANIEL D. TRAYNOR has been employed by Acrodyne since 1970, has been the Vice President since 1985 and the General Manager since 1990, and has the responsibility for overall day to day management of Acrodyne, including supervision of production, sales and marketing. Prior to 1970 he held engineering management positions with American Electronics Laboratories.

     DR. TIMOTHY P. HULICK has been Vice President--Engineering of Acrodyne since 1985, with responsibility for product concept, design, and development as well as final test and field service. Dr. Hulick authored Acrodyne's 1989 United States patent for the digital amplitude modulator design concept. Prior to 1985, Dr. Hulick was director of transmitter products development at the Broadcast Products Division of Harris Corporation and President of Electronic Research Corporation.

     Directors will serve in such capacity until the next annual meeting of the stockholders and thereafter or until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board or pursuant to an employment agreement.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934 requires the officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the NASD. Officers, Directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports they file.

Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with through December 31, 1996.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION      The following table summarizes the compensation
earned by the Company's executive officers, for services provided during fiscal years 1995-1996.


                         SUMMARY COMPENSATION TABLE

Name & Principal Position                         Year  Salary     Bonus
A. Robert Mancuso
 Chairman of the Board and
 Chief Executive Officer..........................1996  $150,000
                                                  1995  $150,000   $104,000

Daniel Traynor
 General Manager and Vice President...............1996  $126,500
                                                  1995  $126,500
Dr. Tim Hulick
 Vice President--Engineering......................1996  $113,000
                                                  1995  $113,000

OPTION/SAR GRANTS IN LAST FISCAL YEAR - NONE
(Individual Grants)

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                             Number of
                                             Securities          Value of
                                             Underlying          Unexercised
                                             Unexercised         in-the-Money
                                             Options             Options
Name                                         at 12-31-96         at 12-31-96
A. Robert Mancuso                          Exercisable  237,500    $435,938
                                           Unexercisable      0    $      0
Daniel Traynor                              Exercisable  37,500    $ 60,938
                                           Unexercisable      0    $      0
Timothy Hulick                             Exercisable   37,500    $ 60,938
                                           Unexercisable      0    $      0
David Meister*                              Exercisable  37,500    $ 60,938
                                           Unexercisable      0    $      0

* Former consulting CFO

Item 11. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS      The following table sets forth information with
respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) all directors and officers as a group:

   (1)                (2)                         (3)               (4)
 Title of         Name & Address            Amount & Nature      Percent of
 Class            of Beneficial Owner       of Beneficial Owner  Class
 ____________     ___________________       ___________________  __________
                      (a)
 Common Stock     Daniel Traynor            192,460 shares        4.4%
 Common Stock     A. Robert Mancuso         292,500 shares(b)     6.4%
 Common Stock     Martin J. Hermann          43,000 shares        1.0%
 Common Stock     Dr. Elmer M. Lipsey           -0- shares          0%

All officers and directors as a group  (6 persons)679,800 shares 14.6%

------------------
(a) The address of Messrs. Traynor and Mancuso is c/o the Company, 516 Township Line Road, Blue Bell, Pennsylvania 19422. The address of Dr. Lipsey is 6719 Wemberly Way, McLean, Virginia 22101. The address of Mr. Hermann is 725 Glen Cove Avenue, Glen Head, New York 11545.

(b) Includes 237,500 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Mancuso consisting of (i) 137,500 shares of Common
Stock issuable pursuant to the Company's 1993 Plan of which 100,000 and 37,500 shares vested on October 25, 1995 and June 9, 1996, respectively,
(ii) 100,000 shares of Common Stock issuable pursuant to the terms of his employment agreement of which 33,333 vested on January 1, 1995 and 1996 and 33,334 vested on January 1, 1997.


Item 12. Certain Relationships and Related Transactions

There is no information relevant to the Registrant which must be disclosed under this item

Item 13. Exhibits and Reports on Form 8-K

(a) The following constitutes an Exhibit Index of the applicable Exhibits to this report:

DESCRIPTION OF EXHIBIT
-----------------------------------------------------------------------------
 3.1* Certificate of Incorporation of Acrodyne Communications, Inc.
 3.2* By-Laws of Acrodyne Communications, Inc., as amended to date
 3.3* Certificate of Incorporation of Acrodyne Industries, Inc.
 3.4* By-Laws of Acrodyne Industries, Inc., as amended to date
 3.5 Certificate of Amendment to Certificate of Incorporation of Registrant Changing its Name from Acrodyne Holdings, Inc. to Acrodyne
      Communications, Inc.
 3.6 Form of Certificate of Designation Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations, Restrictions, of the 8% Convertible Redeemable Preferred Stock of Acrodyne Communications, Inc.
 4.1* Specimen Share Certificate
 4.2* Form of Redeemable Common Stock Purchase Warrant
 4.3* Form of Unit Certificate
10.1* Stock Acquisition Agreement, dated May 16, 1994, by and among Acrodyne
      Holdings, Inc., Marshall Smith and Acrodyne Industries, Inc. (without exhibits), as amended
10.1A*Amendment No. 3, dated September 21, 1994, to the Stock Acquisition
      Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc.,
	 Marshall Smith and Acrodyne Industries, Inc.
10.2* Form of Senior Subordinated Installment Promissory Note
10.3* Hulick and Traynor Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc., Dr. Timothy Hulick, Daniel Traynor and Acrodyne Industries, Inc. (without exhibits), as amended
10.3A*Amendment No. 2, dated September 21, 1994, to the Hulick and Traynor
      Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc., Dr. Timothy Hulick, Daniel Traynor and Acrodyne Industries, Inc.
10.4* Minority Shareholders' Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc. and certain minority shareholders of Acrodyne Industries, Inc. (without exhibits), as amended
10.4A*Amendment No. 2, dated September 21, 1994, to the Minority Shareholders'
      Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc. and certain minority shareholders of Acrodyne Industries, Inc.
10.5* Form of Non-Compete Agreement by and among the Company and Marshall
      Smith
10.6* Form of Consulting Agreement by and among the Company and Marshall Smith 10.7* Form of Promissory Note
10.8* Form of Mancuso Employment Agreement
10.9* Form of Hulick Employment Agreement
10.10*Form of Traynor Employment Agreement
10.11*1993 Stock Option Plan of the Company
10.12*Form of Warrant Agreement
10.13*Confirmation Letter, dated September 13, 1994, from CoreStates Bank, N.A.
      regarding a line of credit of up to $1,200,000
10.14*Financial Advisory Agreement, dated as of September 14, 1993, by and between Alchemy Capital Corp. and Acrodyne Holdings, Inc., as amended to date.
10.15** Financial consulting agreement dated July 1, 1995 between the Company and Colin Winthrop & Co., Inc. and form of warrant given to Colin Winthrop & Co., Inc.
10.16** Financial consulting agreement dated January 1, 1996 between the Company and Colin Winthrop & Co., Inc. and form of warrant given to Colin Winthrop & Co.,Inc.
10.17 Form of Subscription Agreement, dated March 29, 1996, between Acrodyne Communications, Inc. and (i) Furst Associates and (ii) Eagle Partners.
10.18 Form of Subscription Agreement, dated May 7, 1996, between Acrodyne Communications, Inc. and (i) FM Partners and (ii) Dynamic Value
      Partners.
21.0  Subsidiaries of the Registrant
27.0  Financial Data Schedule

------------------
* Incorporated by reference to the Form SB-2 filed by the Registrant (file number 0-24886) with the U.S. Securities and Exchange Commission ("SEC") on October 11, 1994.

** Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0-24886) with the SEC for its fiscal year ended December 31, 1995.


(b) Form 8-K filings: The Registrant did not file a Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Acrodyne Communications, Inc.
                      (Registrant)

By \s\ A. Robert Mancuso
   ---------------------
By         \s\
   ---------------------
Date
   ---------------------
          In accordance with the Exchange Act, this report has been signed below by the following persons on and behalf of the registrant and in the capacities and on the dates indicated.

By          \s\ Daniel D. Traynor
    -----------------------------
                Daniel D. Traynor
Date
    -----------------------------

By          \s\ Martin J. Hermann
    -----------------------------
      Martin J. Hermann, Director
Date
    -----------------------------

By        \s\ Dr. Elmer M. Lipsey
    -----------------------------
    Dr. Elmer M. Lipsey, Director
Date
    -----------------------------

Acrodyne Communications, Inc.
Consolidated Financial Statements
December 31, 1996

	Report of Independent Accountants


To the Board of Directors and Shareholders of Acrodyne Communications, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Philadelphia, PA
March 18, 1997

	Report of Independent Accountants


March 18, 1997

To the Board of Directors and Shareholders of Acrodyne Communications, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Acrodyne Communications, Inc.
Consolidated Balance Sheet
December 31, 1996 and 1995

                                                1996           1995
	Assets
Current assets:
 Cash and cash equivalents                 $  3,921,544   $    918,747
 Accounts receivable, net of
 allowance for doubtful accounts
 of $24,327 at December 31, 1996 and 1995     2,157,108      1,150,000
 Inventories                                  4,487,887      2,323,787
Prepaid expenses and deposits                    63,957         91,470
                                           ------------   ------------
Total current assets                         10,630,496      4,484,004
Property and equipment, net                     574,311        455,023
Note receivable                                  79,935         73,905
Non-compete agreement, net                      585,822        660,822
Goodwill, net                                 4,368,698      4,525,194
                                            -----------   ------------
Total assets                                $16,239,262    $10,198,948
                                            ===========   ============
	Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt            $ 336,147      $ 386,660
Borrowings under line of credit                               200,000
Accounts payable                             1,425,149      1,180,811
Accrued expenses                               383,822        439,863
Customer advances                              249,266        155,736
                                            ----------    -----------
Total current liabilities                    2,394,384      2,363,070
Long-term debt                                 573,406        912,761
Non-compete liability                          731,834        732,220
                                           -----------    -----------
Total liabilities                            3,699,624      4,008,051
                                           -----------    -----------
Commitments and contingencies (Notes 7 and 12)
Shareholders' equity:
Preferred stock, par value $1.00;
  1,000,000 shares authorized, 10,500
  shares issued and outstanding                10,500
Common stock, par value $.01; 10,000,000
  shares authorized, 4,384,270 and
  2,560,530 shares issued and outstanding
  in 1996 and 1995, respectively               43,843         25,606
Additional paid-in capital                 14,712,655      7,110,580
Accumulated deficit                        (2,227,360)      (945,289)
                                           -----------   ------------
                                           12,539,638      6,190,897
Total liabilities and shareholders'        -----------   ------------
equity                                   $ 16,239,262    $10,198,948
                                           ===========   ============
The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Operations
For the Years Ended December 31, 1996 and 1995

                                                   1996           1995
Net sales                                     $10,417,029    $10,332,718
Cost of sales                                   7,371,857      6,782,113
                                              -----------    -----------
      Gross profit                              3,045,172      3,550,605
Operating expenses:                           -----------    -----------
 Engineering, research and development            807,287        661,979
 Selling                                        1,359,013      1,018,155
 Administration                                 1,550,686      1,474,784
 Amortization                                     231,496        231,496
                                              -----------    -----------
  Total operating expenses                      3,948,482      3,655,573
                                              -----------    -----------
Operating income (loss)                          (903,310)       164,191
Other income (expense):
 Interest expense, net                            (70,845)      (185,361)
 Other income (expense), net (See Note 9)        (247,255)        30,837
                                              -----------    -----------
Income (loss) before income tax benefit        (1,221,410)         9,667
Income tax benefit                                   -              -
                                              -----------    -----------
Net income (loss)                             $(1,221,410)     $   9,667
                                              ===========    ===========
Dividend on 8% Convertible Redeemable
 Preferred Stock                                  (60,661)          -
                                              -----------    -----------
Net income (loss) available to common shares   (1,282,071)         9,667
                                              ===========    ===========
Net income (loss) per share                     $   (0.36)     $    -
                                              ===========    ===========
Weighted average common shares outstanding      3,558,856      2,444,118
                                              ===========    ===========
The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Shareholders' Equity
For the Years Ended December 31, 1996 and 1995
                                                                    Add'l
                           Preferred  Stock    Common      Stock    paid-in     Accum.     Shareholders'
                           Shares     Amount   Shares      Amount   capital     deficit    equity

December 31, 1994                              2,385,280   $23,853  $6,432,291  $(954,956) $5,501,188
Issuance of warrants
 for services                                                           50,000                 50,000
Issuance of shares in
 connection with warrant
 exercise                                        175,250     1,753     611,623                613,376
Stock option accrual                                                    16,666                 16,666
Net income                                                                          9,667       9,667
                           --------   -------- ---------   -------   ---------   --------  ----------
 December 31, 1995                             2,560,530    25,606   7,110,580   (945,289)  6,190,897
Issuance of warrants for
services                                                               250,000                250,000
Issuance of shares in
connection with warrant
exercise                                       1,695,040    16,950   5,835,898              5,852,848
Issuance of shares in
connection with
underwriters option                              128,700     1,287     482,809                484,096
Issuance of preferred
 shares                    10,500     $10,500                        1,016,702              1,027,202
Stock option accrual                                                    16,666                 16,666
Dividends paid on preferred
stock                                                                             (60,661)    (60,661)
Net loss                                                                       (1,221,410) (1,221,410)
                           ------     -------  ---------   -------  -----------  ----------  -----------
 December 31, 1996         10,500     $10,500  4,384,270   $43,843  $14,712,655 $(2,227,360) $12,539,638
                           ======     =======  =========   =======  =========== ============ ===========

The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 1996 and 1995

                                                    1996         1995
Cash flows from operating  activities:
 Net income (loss)                            $(1,221,410)   $   9,667
 Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Depreciation and amortization                  339,508      289,327
   Stock option accrual                            16,666       16,666
   Issuance of warrants for services              250,000       50,000
   Changes in assets and liabilities:
     Accounts receivable                       (1,007,108)    (876,386)
     Inventories                               (2,164,100)    (365,241)
     Note receivable                               (6,030)      (6,017)
     Prepaids and deposits                         27,513      (57,165)
     Accounts payable                             244,338      608,808
     Accrued expenses                             (56,041)     219,400
     Customer advances                             93,530     (629,867)
                                               ----------    ---------
   Net cash used in operating activities       (3,483,134)    (740,808)
                                               ----------    ---------
Cash flows from investing activities:
  Purchase of property and equipment             (227,695)     (94,913)
                                               ----------    ---------
   Net cash used in investing activities         (227,695)     (94,913)
                                               ----------    ---------
Cash flows from financing activities:
  Proceeds from the issuance of common stock,
   net                                            484,096      613,376
  Proceeds from issuance of preferred stock,
   net                                          1,027,202
  Proceeds from warrant exercise, net           5,852,848
  Payments on promissory notes                   (270,000)    (387,041)
  Net borrowings (repayments) under line
   of credit                                     (200,000)     200,000
  Capital lease repayments                        (95,015)     (45,674)
  Repayments on other borrowings and
   non-compete liability                          (24,844)     (26,724)
  Dividends to stockholders                       (60,661)     _______
                                                 ---------    ---------
     Net cash flows provided by
       financing activities                     6,713,626      353,937
                                                ---------     ---------
Net (decrease) increase in cash and
 cash equivalents                               3,002,797     (481,784)
Cash and cash equivalents at beginning of year    918,747    1,400,531
                                                ---------   -----------
Cash and cash equivalents at end of year      $ 3,921,544   $  918,747
                                                =========   ===========
Supplemental cash flow information:
 Cash paid for interest                       $   211,454   $  231,250

Disclosure of non-cash financing and investing activities:
Acquisition of property and equipment by assumption of capital leases of $213,011 during the year ended December 31, 1995.

The accompanying notes are an integral part of these financial statements.

1.      Business and Organization

Organization
Acrodyne Holdings, Inc. (the "Company"), a Delaware corporation, was formed in May 1991 for the purpose of acquiring an operating company. During 1995, the Company changed its name to Acrodyne Communications, Inc.

On May 16, 1994, the Company entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc., a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification. The Acrodyne Acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering (see Note 8).

2.      Summary of Significant Accounting Policies

The following summarizes the significant accounting policies employed by the Company in preparation of its financial statements:

Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiary, Acrodyne Industries, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Cash equivalents amounted to $3,000,000 and $986,073 at December 31, 1996 and 1995, respectively.

Inventory
Inventory is valued at the lower of cost (first-in, first-out) or market. Inventory costs include purchased materials, production labor and certain manufacturing overhead expenses.

Property and equipment
Property and equipment are carried at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to operations when incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease terms. Capital leases are depreciated over their useful lives or lease term, as applicable.

Customer advances
Customer deposits received prior to completion of the contract between the Company and its customers are recorded as a liability.

Revenue recognition and accounts receivable
The Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment to purchase, the transmitters have been completed and are available for pick-up or delivery, and the customer has requested the Company to hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the transmitters, invoice them under normal billing and credit terms, and hold them for a short period of time as is customary in the industry, until pick-up or delivery. Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

Income taxes
The provision for income taxes is determined in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109). FAS 109 uses the asset and liability approach which recognizes deferred tax assets and liabilities for the expected future tax consequences attributable to the differences between the recorded amounts of assets and liabilities in the financial statements and their respective tax bases.

Concentration of credit risk
The Company's customers are primarily domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales approximated $2,503,000 and $3,265,000 for the years ended December 31, 1996 and 1995, respectively. No individual customer represented more than 10% of sales in either 1996 or 1995.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Research and development
Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering, research and development in the accompanying financial statements. Research and development costs, which approximated $133,000 and $65,000, during the years ended December 31, 1996 and 1995, respectively, were charged to expense.

Earnings per share
Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period.

3.      Inventories

Inventories comprise:
                                                     December 31,
                                                 1996            1995

Raw materials                                $ 2,824,652    $ 1,590,022
Work in process                                1,416,644        591,320
Finished goods                                   246,591        142,445
                                             -----------    -----------
                                             $ 4,487,887    $ 2,323,787

4.      Property and Equipment

Property and equipment consists of:
                                                    December 31,
                                                1996            1995

Test equipment                                 $ 467,138     $ 384,230
Machinery and equipment                           29,046        19,537
Office equipment                                 135,224        26,696
Automobile                                        11,043        11,043
Leasehold improvements                            76,205        76,205
Computer software                                  7,328         7,328
                                               ---------     ---------
                                                 725,984       525,039
Less: Accumulated depreciation
      and amortization                          (151,673)      (70,016)
                                               ---------     ---------
                                               $ 574,311     $ 455,023
                                               =========     =========

Depreciation and amortization expense amounted to $108,012 and $57,831 for the years ended December 31, 1996 and 1995, respectively.

Property and equipment at December 31, 1996 and 1995 includes assets (primarily test equipment) under capital leases of $180,509 and $280,779, net of accumulated amortization of $64,411 and $23,852 at December 31, 1996 and 1995, respectively. Amortization expense related to these assets was $34,392 and $19,164 for the years ended December 31, 1996 and 1995, respectively.

5.      Non-Compete Agreement

Simultaneously with the Acrodyne Acquisition, the Company and the former majority shareholder entered into a non-compete agreement. In consideration for this agreement not to compete, the Company is obligated to make annual payments to this former shareholder equal to $65,000 and provide certain benefits at no cost to him for the remainder of his life. The Company recorded the estimated actuarial present value of $750,000 related to this agreement as an asset and established a corresponding liability.

The non-compete agreement is being amortized on a straight-line basis over a ten-year period. Approximately $75,000 of amortization was charged to expense during each of the years ended December 31, 1996 and 1995.

6.      Goodwill

The Company recorded goodwill totaling $4,711,274, representing the excess of purchase cost over the fair value of net assets acquired of Acrodyne Industries, Inc. Goodwill is being amortized on a straight line basis over 30 years. Amortization charged to expense during the years ended December 31, 1996 and 1995 amounted to $156,496. The Company periodically reviews goodwill to assess recoverability through a non-discounted cash flow analysis and any perceived impairment would be charged to operations in the period in which such impairment becomes evident.

7.      Debt

Long-term debt consists of the following:
                                                      December 31,
                                                  1996            1995

Senior Subordinated Installment
 Promissory Note                              $ 810,000      $ 1,080,000
Capital lease obligations                        99,553          194,577
Promissory Notes                                                  24,844
                                              ---------      -----------
                                                909,553        1,299,421
Less: Current portion                          (336,147)        (386,660)
                                              ---------      -----------
                                              $ 573,406        $ 912,761
                                              =========      ===========

Pursuant to the Acrodyne Acquisition agreement, the Company issued promissory notes to both the former majority shareholder and the former minority shareholders, totaling $1,450,000 and $41,885, respectively.

The Senior Subordinated Installment Promissory Note payable to the former majority shareholder bears interest at 9% and is payable in 20 unequal quarterly installments of principal and interest, commencing January 1995. As partial security for payment of this note, the Company has issued a $500,000 irrevocable standby letter of credit in favor of the former majority shareholder.

The Promissory Notes payable to the former minority shareholders bear interest at 10% and were paid in 2 equal installments of principal and interest due on October 24, 1995 and 1996.

Principal payments on long-term debt are as follows:

                        1997                 $ 336,147
                        1998                   299,369
                        1999                   274,037
                                             ---------
                                             $ 909,553
                                             =========

The Company also has a $1,200,000 line of credit facility with a bank. This facility provides for interest at prime plus 1.25% (9.5% at December 31, 1996) and is payable on demand. Availability has been reduced by the value of the irrevocable standby letter of credit issued as partial security on the Senior Subordinated Installment Promissory Note. Amounts outstanding under the facility were $0 and $200,000 at December 31, 1996 and 1995, respectively.

The fair value of the Company's debt, estimated based upon prevailing interest rates, approximates its carrying value.

8.      Shareholders' Equity

Preferred stock
Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders.

During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the "8% Preferred Stock") in a private placement. Proceeds from this sale, net of related expenses, were $1,027,202. The 8% Preferred Stock has a liquidation preference of $100 per share plus all outstanding and unpaid dividends and is redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations are met. The 8% Preferred Stock is convertible into the number of common shares obtained by dividing the liquidation value by the $4.00 per share conversion price subject to adjustment at the option of the holder.

Common stock
On October 24, 1994, the Company completed a public offering of 1,495,000 units consisting of one share of common stock and one redeemable common stock purchase warrant. The proceeds of this offering were utilized principally to finance the acquisition of Acrodyne Industries, Inc. and to repay bank indebtedness of the acquired company. In connection with the public offering, the Company sold to the underwriter for nominal consideration the right to purchase up to an aggregate of 130,000 units at an exercise price of $3.85 per unit for $100. The units issuable upon exercise of the unit purchase option are identical to those issued in the public offering. This unit purchase option is exercisable for a period of four years beginning one year from the date of the offering. In July 1996, the underwriter purchased 128,700 units yielding net proceed of $484,096 and subsequently exercised the attached warrants.

Each warrant entitled the holder to purchase one share of common stock for $3.50 per share during a four-year period commencing one year after the date of this offering. The warrant agreement allowed the Company to redeem the warrants if the stock traded above $6 for 20 consecutive trading days. As of December 31, 1995, 250 additional shares of common stock were issued as a result of the exercise of warrants. In 1996, the Company exercised its redemption right and the remaining warrants, including warrants described in
Note 9, were exercised yielding net proceeds of $5,852,848.

9.      Stock Options and Warrants

Stock options
In December 1993, the Company adopted the 1993 Stock Option Plan. A total of 250,000 shares of common stock may be subject to options granted under the 1993 Plan. The options may be incentive stock options or non-qualified stock options. The maximum term of each option under the 1993 Plan is 10 years. The President of the Company has also been granted an option to purchase an additional 100,000 shares of common stock at an exercise price of $3.00 per share pursuant to his employment agreement. Compensation expense relative to these options is being charged over the six years.

The exercise price of each option is as follows:

                                    Total   Exercise   Vested   Vested
                                    Shares  Price      Shares   Dates

October 14, 1994                   100,000   $3.50    100,000  10/14/95
(Employment agreement -
  President)
October 24, 1994                   100,000   $3.00     33,333  01/01/95
                                                       33,333  01/01/96
                                                       33,334  01/01/97
June 9, 1995                       150,000   $3.50    150,000  06/09/96

The Company applies APB Opinion 25 and related interpretations in accounting
for its plan. 	Accordingly, no compensation cost has been recognized for the
stock option plan. Had 	compensation cost for the Company's stock-based
compensation plan been determined based on the fair value at the grant date for awards under that plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     December 31,
                                                 1996            1995
Net income:
 As reported                               $(1,282,071)        $ 9,667
 Pro forma                                  (1,402,031)       (289,019)
EPS:
 As reported                                     (0.36)            -
 Pro forma                                       (0.39)          (0.12)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in both 1996 and 1995: expected volatility of 61%, risk-free interest rate of 7.05% and expected life of 5 years.

A summary of the Company's stock option plan as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                December 31, 1996       December 31, 1995
                                    Weighted                Weighted
                              Shares  Average Price  Shares   Average Price
Outstanding at
 beginning of year 	           350,000      3.36      200,000       3.25
Granted                               -                   150,000       3.50
Exercised                             -                      -
Forfeited                             -                      -
                                  --------               --------
Outstanding at
 end of year                       350,000      3.36      350,000       3.36
                                  ========               ========
Options exercisable
 at year end                       316,666                133,333
Weighted average
 fair value of
 options granted
 during the year                                 -                       1.92

Warrants
On January 13, 1993, the Company completed its initial public offering. In connection with this offering, the underwriter received a warrant to purchase up to 16,120 shares of common stock at $6.30 per share for a three-year period which commenced on September 1, 1993. The exercise period was extended to December 31, 1997. No warrants were exercised.

In connection with the Acrodyne Acquisition, the Company sold to the former majority shareholder warrants to purchase up to 50,000 shares of common stock at an exercise price of $3.00 per share. These warrants are exercisable during a period 18 months subsequent, but no later than five years, from the date of the Acquisition. As of December 31, 1996, no warrants have been exercised.

In consideration for advisory service related to the Acrodyne Acquisition, the Company sold warrants to purchase 170,000 shares of common stock at an exercise price of $3.00 per share on October 24, 1994. As of December 31, 1996, no warrants have been exercised.

The Company granted warrants to purchase 250,000 shares of common stock at an exercise price of $3.50 per share during 1995 in conjunction with a financial advisory agreement. The warrants were valued at $50,000. During the years ended December 31, 1996 and 1995, 75,000 and 175,000, respectively, of these warrants were exercised.

On May 24, 1996, the Company entered into an agreement with GKN to issue to GKN and its designees certain warrants to purchase an aggregate of 200,000 shares of the Company's common shares at $6.00 per share in consideration of GKN waiving solicitation rights and costs as indicated in the underwriting agreement, dated October 14, 1994. No warrants have been exercised as of December 31, 1996.

10.     Income Taxes

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:
                                                          Year Ended
                                                          December 31,
	                                               1996          1995
Income tax at statutory federal rate               $(415,279)     $  3,000
Permanent differences                                (30,344)       63,000
Change in valuation allowance                        445,623        45,000
Utilization of net operating loss
carryforwards                                           -         (111,000)
                                                   ----------     ---------
Effective tax amount                               $    -         $      -
                                                   ==========     =========

The components of the net deferred income tax asset (liability) are as follows:

                                                December 31,
                                            1996            1995

Tax loss carryforwards and
 miscellaneous accruals                  $560,763        $ 93,000
                                         --------        --------
Deferred tax asset                        560,763          93,000
Valuation allowance                      (527,623)        (82,000)
                                         --------        --------
Net deferred tax asset                     33,140          11,000
                                         --------        --------
Deferred tax liability                    (33,140)        (11,000)
                                         --------        --------
                                         $   -           $   -
                                         ========        ========
11.     Note Receivable

The Company has a note receivable outstanding from the former majority shareholder in the amount of $66,850 plus accrued interest of $13,071 as of December 31, 1996. This note bears interest at 9% and is repayable in full (including all accrued interest) upon full satisfaction of amounts due to this former majority shareholder under the Senior Subordinated Installment Promissory Note issued in connection with the Acrodyne Acquisition (see Note 7.)

12.     Commitments and Contingencies

The Company has an operating lease for its manufacturing facility and office space which expires July 31, 2000 and includes a five-year extension option as well as an option to terminate the current lease if a larger facility is needed. Rental expense was approximately $196,560 and $193,800 for the years ended December 31, 1996 and 1995, respectively.

The Company also leases certain test equipment under capital leases. These leases are secured by the related equipment. Future minimum lease payments under noncancelable leases are as follows:
                                              Operating    Capital
                    Fiscal year                leases      leases

                    1997                      $ 216,820   $ 76,994
                    1998                        216,820     31,818
                    1999                        216,820      4,212
                    2000                        117,160       -
                                              ---------   --------
                                              $ 782,203    113,024
Less: interest portion                                     (13,471)
                                                          --------
Present value of capital lease obligations                $ 99,553
                                                          ========


The Company is involved in several claims in the ordinary course of business. Management believes the resolution of these outstanding claims will not have a material impact on its financial position, results of operations or cash flows.

	13.	Subsequent Events

On February 28, 1997, 2,000 shares of the Company's 8% Preferred Stock was converted into 50,000 shares of common stock in accordance with the conversion provisions described in Note 8.