Form 10KSB/A
period 1996-12-31
ACRODYNE COMMUNICATIONS INC
filed 1997-04-08
CIK 883296

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

Item 2.
Description of
Property....................................................................14

Item 3.
  Legal Proceedings.........................................................15

Item 4.
  Submission of Matters to a Vote of Security-Holders.......................15

PART II
Item 5.
  Market For Common Equity and Related Stockholder Matters..................15

Item 6.
  Management's Discussion and
Analysis....................................................................17

Item 7.
  Financial
Statements..................................................................19

Item 8.
  Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure.....................................................20

PART III
Item 9.
  Directors, Executive Officers, Promoters and Control Persons;
  Compliance with Section 16(a) of the Exchange Act.........................21

Item 10.
  Executive Compensation....................................................23

Item 11.
  Security Ownership of Certain Beneficial Owners and Management............25

Item 12.
  Certain Relationships and Related Transactions............................25

Item 13.
  Exhibits, List and Reports on Form 8-K....................................26

Signatures..................................................................28

Part I

The Form 10-KSB for the fiscal year ended December 31, 1996 filed by Acrodyne Communications, Inc. on March 31, 1997 is hereby amended to read in its entirety as follows:


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


QUARTER ENDING                                         HIGH     LOW
--------------------------------------------         -------- --------
March 31, 1995.......................................$ 3 1/4  $ 1 7/8
June 30, 1995 .........................................5 1/8    1 7/8
September 30, 1995 ....................................5 3/8    4
December 31, 1995 .....................................4 3/4    4 1/8
March 31, 1996 ........................................5 5/8    3 15/16
June 30, 1996 .........................................7 5/8    5
September 30, 1996 ....................................7        4 1/8
December 31, 1996 .....................................6 7/8    3 5/8

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


RESULTS OF OPERATIONS
Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995
                                                  1996               1995

Net Sales...................................$ 10,417,029       $ 10,332,718
Cost of Sales...............................   7,371,857          6,782,113
                                            ------------       ------------
        Gross Profit........................   3,045,172          3,550,605
                                            ------------       ------------
Operating expenses:
 Engineering, research and development......     807,287            661,979
 Selling....................................   1,359,013          1,018,155
 Administration.............................   1,550,686          1,474,784
 Amortization:
    Goodwill and intangibles................     156,496            156,496
    Noncompete agreement....................      75,000             75,000
                                              ----------        -----------
Total operating expenses....................   3,948,482          3,386,414

Operating profit (loss).....................    (903,310)           164,191
Other income (expense):
  Interest income (expense), net............     (70,845)          (185,361)
  Other income (expense), net................   (247,255)            30,837
                                             ------------      ------------
Net profit (loss)........................... ($1,221,410)      $      9,667

Dividend on 8% Convertible Redeemable
        Preferred Stock                        (  60,661)                 -

Net income (loss) applicable to common shares($1,282,071)       $     9,667

Net income (loss) loss per common share           ($0.36)              -

Weighted average number of                      3,558,856         2,444,118
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

In the three months ended March 31, 1996, the Company privately placed, pursuant to Rule 505 ("Rule 505") under the Securities Act of 1933, as amended, an aggregate of 7,900 shares of its then newly created class of 8% Convertible Redeemable Preferred Stock, par value $1.00 per share (the "8% Preferred Stock") for which the company received aggregate proceeds of 790,000. During the second quarter of 1996, the Company privately placed pursuant to Rule 505, an additional 2,600 shares of 8% Preferred Stock, for which the Company received aggregate proceeds of $260,000.


As of March 21, 1997, the Company had approximately $3,326,595 of available cash and cash equivalents on hand. The significant increase from the December 31, 1995 balance is primarily due to the receipt of proceeds from the issuance of Common Stock pursuant to the exercise of warrants and units in the year ended December 31, 1996 yielding proceeds of $6,336,944, net of related attorney and issuance fees.


Available cash on hand combined with cash flow from operations and available funds under the line of credit and other financing sources are anticipated to be sufficient to finance the foreseeable operations and obligations of the Company through 1997.


Item 7. Financial Statements

See pages 29 to 42 of this report for the financial statements required by this item.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR - NONE
(Individual Grants)

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                             Number of
                                             Securities          Value of
                                             Underlying          Unexercised
                                             Unexercised         in-the-Money
                                             Options             Options
Name                                         at 12-31-96         at 12-31-96
A. Robert Mancuso                          Exercisable  237,500    $658,713
                                           Unexercisable      0    $      0
Daniel Traynor                              Exercisable  37,500    $ 96,113
                                           Unexercisable      0    $      0
Timothy Hulick                             Exercisable   37,500    $ 96,113
                                           Unexercisable      0    $      0
David Meister*                              Exercisable  37,500    $ 96,113
                                           Unexercisable      0    $      0

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


(b) Includes 237,500 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Mancuso consisting of (i) 137,500 shares of Common
Stock issuable pursuant to the Company's 1993 Plan of which 100,000 and 37,500 shares vested on October 14, 1995 and June 9, 1996, respectively,
(ii) 100,000 shares of Common Stock issuable pursuant to the terms of his employment agreement of which 33,333 vested on January 1, 1995 and 1996 and 33,334 vested on January 1, 1997.


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

10.10*Form of Traynor Employment Agreement
10.11*1993 Stock Option Plan of the Company
10.12*Form of Warrant Agreement
10.13*Confirmation Letter, dated September 13, 1994, from CoreStates Bank, N.A.
      regarding a line of credit of up to $1,200,000
10.14*Financial Advisory Agreement, dated as of September 14, 1993, by and between Alchemy Capital Corp. and Acrodyne Holdings, Inc., as amended to date.
10.15** Financial consulting agreement dated July 1, 1995 between the Company and Colin Winthrop & Co., Inc. and form of warrant given to Colin Winthrop & Co., Inc.
10.16** Financial consulting agreement dated January 1, 1996 between the Company and Colin Winthrop & Co., Inc. and form of warrant given to Colin Winthrop & Co.,Inc.
10.17 Form of Subscription Agreement, dated March 29, 1996, between Acrodyne Communications, Inc. and (i) Furst Associates and (ii) Eagle Partners.
10.18 Form of Subscription Agreement, dated May 7, 1996, between Acrodyne Communications, Inc. and (i) FM Partners and (ii) Dynamic Value
      Partners.
21.0  Subsidiaries of the Registrant
23.1  Consent of Independent Accountants
27.0  Financial Data Schedule


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

Acrodyne Communications, Inc.
Consolidated Statement of Operations
For the Years Ended December 31, 1996 and 1995

                                                   1996           1995
Net sales                                     $10,417,029    $10,332,718
Cost of sales                                   7,371,857      6,782,113
                                              -----------    -----------
      Gross profit                              3,045,172      3,550,605
Operating expenses:                           -----------    -----------
 Engineering, research and development            807,287        661,979
 Selling                                        1,359,013      1,018,155
 Administration                                 1,550,686      1,474,784
 Amortization                                     231,496        231,496
                                              -----------    -----------
  Total operating expenses                      3,948,482      3,386,414
                                              -----------    -----------
Operating income (loss)                          (903,310)       164,191
Other income (expense):
 Interest expense, net                            (70,845)      (185,361)
 Other income (expense), net (See Note 9)        (247,255)        30,837
                                              -----------    -----------
Income (loss) before income tax benefit        (1,221,410)         9,667
Income tax benefit                                   -              -
                                              -----------    -----------
Net income (loss)                             $(1,221,410)     $   9,667
                                              ===========    ===========
Dividend on 8% Convertible Redeemable
 Preferred Stock                                  (60,661)          -
                                              -----------    -----------
Net income (loss) available to common shares   (1,282,071)         9,667
                                              ===========    ===========
Net income (loss) per share                     $   (0.36)     $    -
                                              ===========    ===========
Weighted average common shares outstanding      3,558,856      2,444,118
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


Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents amounted to $3,875,952 and $986,073 at December 31, 1996 and 1995,
respectively.



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
                                             ---------
                                             $ 909,553
                                             =========


The Company also has a $1,200,000 line of credit facility with a bank. This facility provides for interest at prime plus 1.0% (9.25% at December 31, 1996) and is payable on demand. Availability has been reduced by the value of the irrevocable standby letter of credit issued as partial security on the Senior Subordinated Installment Promissory Note. Amounts outstanding under the facility were $0 and $200,000 at December 31, 1996 and 1995, respectively.


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


During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the "8% Preferred Stock") in a private placement. Proceeds from this sale, net of related expenses, were $1,027,202. The 8% Preferred Stock has a liquidation preference of $100 per share plus all outstanding and unpaid dividends and is redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations are met. The 8% Preferred Stock is convertible into the number of common shares obtained by dividing the liquidation value by the $4.00 per share conversion price subject to adjustment at the option of the holder. Holders of the 8% Preferred Stock vote, on a fully converted basis, together with the holders of common stock and, in the event of certain dividend arrearages, have the right to elect a director to the Company Board.

Common stock
On October 24, 1994, the Company completed a public offering of 1,495,000 units consisting of one share of common stock and one redeemable common stock purchase warrant. The proceeds of this offering were utilized principally to finance the acquisition of Acrodyne Industries, Inc. and to repay bank indebtedness of the acquired company. In connection with the public offering, the Company sold to the underwriter, GKN Securities Corp. ("GKN") for nominal consideration the right to purchase up to an aggregate of 130,000 units at an exercise price of $3.85 per unit. The units issuable upon exercise of the unit purchase option are identical to those issued in the public offering. This unit purchase option is exercisable for a period of four years beginning one year from the date of the offering. In July 1996, the underwriter purchased 128,700 units yielding net proceed of $484,096 and subsequently exercised the attached warrants.


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

9.      Stock Options and Warrants


Stock options
In December 1993, the Company adopted the 1993 Stock Option Plan. A total of 250,000 shares of common stock may be subject to options granted under the 1993 Plan. The options may be incentive stock options or non-qualified stock options. The maximum term of each option under the 1993 Plan is 10 years. The President of the Company has also been granted an option to purchase an additional 100,000 shares of common stock at an exercise price of $3.00 per share pursuant to his employment agreement. Compensation expense relative to these options is being charged over the term of the agreement.


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

The Company applies APB Opinion 25 and related interpretations in accounting
for its plan.      Through the year ended December 31, 1996, $37,481 has been recorded as compensation expense related to these options. For all other options granted, no compensation cost has been recognized for its stock option
plan.     Had  compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under that plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for
grants in both 1996 and 1995: expected volatility of 61%,    weighted average
    risk-free interest rate of 7.05% and expected life of 5 years.

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


During 1996, the Comany paid $125,200 and issued an aggregate of 465,000 warrants to a financial consulting firm for advisory services performed during the year. The warrants are exercisable over a three year period at prices ranging from 4.00 to 5.00. The common stock underlying these warrants has not been registered. In the fourth quarter, the Comany charged $250,000 to other expenses in connection with these warrant issuances.


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

The Company also leases certain test equipment under capital leases. These leases are secured by the related equipment. Future minimum lease payments under noncancelable leases are as follows:

                                              Operating    Capital
                    Fiscal year                leases      leases

                    1997                      $ 216,820   $ 76,994
                    1998                        216,820     31,818
                    1999                        216,820      4,212
                    2000                        117,160       -
                    2001                         14,583       -
                                              ---------   --------
                                              $ 782,203    113,024
Less: interest portion                                     (13,471)
                                                          --------
Present value of capital lease obligations                $ 99,553
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