Form 10-Q
period 1997-03-31
ACRODYNE COMMUNICATIONS INC
filed 1997-05-15
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT

                           Commission file number
                                   0-24886


                        ACRODYNE COMMUNICATIONS, INC.
      (Exact name of small business issuer as specified in its charter)

        Delaware                         11-3067564
        -------------------------------  ---------------------
        (State or other jurisdiction of  (I.R.S. Employer
        incorporation or organization)   Identification No.)

	516 Township Line Road
        Blue Bell, Pennsylvania                          19422
        -----------------------------                    -----
	(Address of principal executive offices)	(Zip Code)

	Issuer's telephone number: 215-542-7000


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,434,270 shares of common stock of Acrodyne Communications, Inc. were outstanding on May 8, 1997.

                        ACRODYNE COMMUNICATIONS, INC.

                                    INDEX


                                                                         Page
                                                                          No.

PART I.  FINANCIAL INFORMATION:

   Consolidated Balance Sheet at March 31, 1997 and 1996 (unaudited).......2

   Consolidated Statement of Operations for the Three Months Ended
      March 31, 1997 and 1996  (unaudited).................................3

   Consolidated Statement of Cash Flows for the Three Months Ended
      March 31, 1997 and 1996 (unaudited)..................................4

   Notes to Consolidated Financial Statements (unaudited)..................5

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................6

PART II.  OTHER INFORMATION, AS APPLICABLE................................10

SIGNATURES................................................................11

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Balance Sheet
(Unaudited)_________________________________________________________________
                                                March 31,           March 31,
                        Assets                    1997                1996
Current assets:
   Cash and cash equivalents                   $2,780,418          $  650,148
   Accounts receivable, net of
     allowance for doubtful accounts            1,740,049           1,207,977
   Inventories                                  5,131,581           2,572,848
   Prepaid expenses and deposits                   96,737             142,080
                                               ----------           ---------
          Total current assets                  9,748,785           4,573,053

Property, plant and equipment, net                562,394             447,882
Note receivable                                    81,580              75,409
Non-compete agreement, net                        567,072             642,072
Goodwill, net                                   4,329,574           4,486,070
                                               ----------          ----------
         Total assets                         $15,289,405         $10,224,486
                                              ===========         ===========
                        Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt           $  324,101          $  403,659
   Borrowings under line of credit                   -                200,000
   Accounts payable                             1,049,995           1,052,775
   Accrued expenses                               283,149             306,766
   Customer advances                              241,222             375,948
                                               ----------           ---------
           Total current liabilities            1,898,467           2,339,148

Long-term debt                                    492,303             817,548
Non-compete liability                             729,528             729,528
                                                ---------           ---------
           Total liabilities                    3,120,298           3,886,220

Shareholders' equity:  (See Note 4)
   Preferred stock, par value $1.00;
   1,000,000 shares authorized, 8,500 and
     7,900 shares issued and outstanding in
     1997 and 1996, respectively                    8,500               7,900
   Common stock, par value $.01; 10,000,000
     shares authorized, 4,434,270 and
     2,635,530 shares issued and outstanding       44,343              26,356
     in 1997 and 1996, respectively
   Additional paid-in capital                  14,718,322           8,158,597
   Preferred Stock subscription receivable           -               (790,000)
Accumulated deficit                           ( 2,602,058)        ( 1,064,587)
                                              ------------        ------------
  Total liabilities and shareholders' equity  $15,289,405         $10,224,486
                                              ===========         ===========
See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Statement of Operations
(Unaudited)__________________________________________________________________


                                                Three Months Ended March 31,
                                                 1997                1996

Net sales                                     $2,268,198          $2,210,350
Cost of sales                                  1,671,885           1,516,173
                                              ----------          ----------
  Gross profit                                   596,313             694,177
                                              ----------          ----------
Operating expenses:
  Engineering, research and development          193,897             166,816
  Selling                                        327,223             200,635
  Administration                                 353,708             345,128
  Amortization                                    57,874              57,874
                                               ---------         -----------
    Total operating expenses                     932,702             770,453
                                               ---------         -----------
Operating profit (loss)                        ( 336,389)         (   76,276)

Other income (expense):
  Interest expense, net                        (  19,253)         (   44,255)
  Other income (expense), net                        613               1,233
                                              -----------         -----------
Net income (loss)                             ($ 355,029)          ($119,298)

Dividends on 8% Convertible
  Redeemable Preferred Stock                     (19,888)               -
                                                ---------           ---------
Net (loss) available to common shares           (374,917)           (119,298)
                                               ==========          ==========
Net (loss) per common share                       ($0.09)             ($0.05)
                                               ==========          ==========
Weighted average common shares outstanding     4,401,303           2,610,550
                                               ==========          ==========

See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Statement of Cash Flows
(Unaudited)__________________________________________________________________

                                                 Three Months Ended March 31,
                                                  1997                1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          ($ 355,029)          ($ 119,298)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization              92,636               66,924
       Stock option accrual                        4,166                4,166
   Changes in assets and liabilities:
     Accounts receivable                         417,059              (57,977)
     Inventories                                (643,694)            (249,061)
     Note receivable                              (1,645)              (1,504)
     Prepaids and deposits                       (32,780)             (50,610)
     Accounts payable                           (375,154)            (128,036)
     Accrued expenses                           (100,673)            (133,097)
     Customer advances                            (8,044)             220,212
                                              -----------          -----------
       Net cash used in operating activities  (1,003,158)            (448,281)
                                              -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment     (22,844)              (1,909)
                                              -----------           ----------
       Net cash used in investing activities     (22,844)              (1,909)
                                              -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock, net  -                 262,500
   Dividends on convertible preferred stock      (19,888)                -
   Payments on promissory notes                  (67,500)             (67,500)
   Capital leases repayments                     (25,430)             (10,162)
   Repayments on other borrowings and
     non-compete liability                        (2,306)              (3,247)
                                               ----------            ---------
       Net cash provided by (used in)
         financing activities                   (115,124)             181,591
                                               ----------            ---------
Net decrease in cash and cash equivalents     (1,141,126)            (268,599)
Cash and cash equivalents at
  beginning of period                          3,921,544              918,747
                                              -----------            ---------
Cash and cash equivalents at end of period    $2,780,418           $  650,148
                                              ===========          ===========
Supplemental cash flow information:
   Cash paid for interest                   $     38,947               51,884

See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Notes to Consolidated Financial Statements (Unaudited)_______________________

1.  Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and its subsidiaries (collectively "Acrodyne") at March 31, 1997 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by management and have not been audited by the Company's Independent Accountants. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.  Inventories

     Inventories comprise:
                                                March 31,       March 31,
                                                  1997            1996

     Raw materials                             $2,729,790      $1,760,439
     Work in process                            1,419,832         654,697
     Finished goods                               981,959         157,712
                                               ----------      ----------
                                               $5,131,581      $2,572,848
                                               ==========      ==========

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

Acrodyne's transmitters and translators are manufactured to customer specifications for installation in connection with television broadcasting systems and range in price from $10,000 to $140,000 for lower power units and $150,000 to $2,000,000 for higher power units. Acrodyne's business historically has been dependent on a relatively small number of significant orders from one-time customers. Customers establish delivery times often to coincide with the completion of transmission towers and other components of the broadcasting system, which is subject to delays beyond Acrodyne's control. As a result, variances in sales from period to period may occur but are not necessarily indicative of any particular positive or negative longer term trend.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

The following compares the Company's summary results of operations for the three months ended March 31, 1997 and for the three months ended March 31, 1996:

                                               Three Months Ended March 31,
                                                       (Unaudited)
                                              1997                  1996

Net Sales                                  $2,268,198            $2,210,350
Cost of sales                               1,671,885             1,516,173
                                           ----------            ----------
   Gross profit                               596,313               694,177
Operating expenses                            932,702               770,453
                                           ----------            ----------
Operating profit (loss)                  ($   336,389)         ($    76,276)
                                         =============         =============

Net sales for the three months ended March 31, 1997 showed only a slight increase (3%) over net sales for the three months ended March 31, 1996. Management believes that sales in the domestic market continue to be short of expectations primarily because the broadcasting industry continues to delay purchasing decisions pending a clearer plan for the emergence of Digital Television. Consequently, in order to generate sales volume and meet the demands of an increasingly competitive market, the Company's margin on sales decreased from 31% in the three months ended March 31, 1996 to 26% in the three months ended March 31, 1997.

Operating expenses consisting of Engineering, Research and Development, Selling, Administration and Amortization overall increased 21% compared to
the three months ended March 31, 1996.   Approximately 81% of the increased
operating costs was due to increased Selling expenses as a result of expanded sales and marketing efforts promoting the Company's current product line as well as its new MMDS and Digital products. Sales and Marketing costs also were impacted by higher sales commissions paid due to a higher portion of
foreign sales activity.   Continued increases in Engineering expenses are
expected for R&D, quality assurance and materials management initiatives.

Interest expense decreased significantly as a result of the Company paying off several bank and capital lease debts due to a strong cash flow position. Additionally, interest income increased significantly due to the investment of operating cash obtained primarily from warrant exercises during the calendar year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from customer deposits, internally generated funds, and use of its credit facility. At March 31, 1997, the Company's working capital decreased approximately $90,000 to approximately $8,147,000 compared to December 31, 1996.

Accounts Receivable at March 31, 1997 increased significantly compared to March 31, 1996 primarily as a result of changed credit terms on more significant sales of 30 kilowatt and higher power transmitters. Company credit terms were changed due to an expanded product line into high power transmitters, strong financial competition in the high power market and slower demand due to delayed purchasing decisions as a result of the FCC delaying its decision on a digital transmission format. Accounts Receivable at March 31, 1997 had a slight decrease as compared to December 31, 1996 due to sales of transmitters up to 10kW which continue to be made with credit terms of 30% as a deposit at the time of placing the order, 60% prior to shipment, and 10% net thirty days. The Company continues to require an irrevocable letter of credit on international orders.

The significant increase in raw materials and work-in-process inventories at March 31, 1997 compared to March 31, 1996 is due to the Company's recent strategy to improve turnaround time to customers on low and higher power systems to strengthen market position. Raw materials also increased significantly as a result of the Company's obtaining additional discounts from higher volume purchasing. The increase in finished goods from $246,591 to $981,959 for ending December 31, 1996 and March 31, 1997, respectively, is attributable to the cost of building an exhibition model digital transmitter for the National Association of Broadcaster's trade show.

The Company and Acrodyne, as co-borrowers, have a $1,200,000 credit facility with a bank for working capital purposes, of which $500,000 is reserved for an irrevocable standby letter of credit to partially secure the Senior Subordinated Note (see below). At March 31, 1997 there was no balance outstanding under such credit facility. On April 1, 1997, $200,000 was obtained and remains outstanding as of May 8, 1997 under such facility.
The interest rate on this facility is based on prime plus 1% and was 9.50% on March 31, 1997. The credit facility and the standby letter of credit are secured by substantially all the assets of the Company and Acrodyne and contain certain restrictive covenants. In October, 1996, the bank amended the credit facility, as it pertains to the formal Borrowing Base Certificate requirement, to permit borrowing up to $1,200,000 (less any outstanding Letters of Credit) without being limited by a formal borrowing formula. At March 31, 1997, there was approximately $500,000 available to be borrowed by the Company under the credit facility.

The Company is obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of the $1,450,000 Senior Subordinated Note. Interest on such note is payable at the rate of 9% per annum. Such note is partially secured by the irrevocable standby letter of credit in the principal amount of $500,000 mentioned above. The first ten quarterly payments totaling $1,007,932 (including interest) under such note have been made through April 23, 1997 according to the agreement. The next quarterly payment of $82,688 (including interest) is due on July 23, 1997.

In the three months ended March 31, 1996, the Company privately placed an aggregate of 7,900 shares of its newly created class of 8% Convertible Redeemable Preferred Stock, par value $1.00 per share (the "8% Preferred Stock"). Although such private placement occurred as of the end of the first quarter of 1996, the Company did not receive the aggregate proceeds of the sale, $790,000, until the beginning of the second quarter. As of May 7, 1996, the Company had privately placed an additional 2,600 shares of 8% Preferred Stock during the second quarter, for which the Company received aggregate proceeds of $260,000. The Company used the proceeds of the private placements for general corporate purposes. As agreed with the investors in such private placements, the Company has registered the shares of Common Stock, into which the 8% Preferred Stock held by such investors is convertible, under the Securities Act of 1933, as amended (the "Securities Act").

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

On February 28, 1997, 2,000 shares of the Company's 8% Preferred Stock was converted into 50,000 shares of common stock in accordance with the conversion provisions described above.

On April 15, 1997, the Company's Board of Directors approved the 1997 Stock Option Plan with authorization to grant options with respect to an aggregate of up to 450,000 shares of the Company's common stock.

Available cash on hand combined with cash flow from operations and available funds under the line of credit and other financing sources are anticipated to be sufficient to finance the operations and obligations of the Company through 1997.

As of May 8,1997, the Company had approximately $2,600,000 of available cash and cash equivalents on hand.

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION
______________________________________________________________________________

Item 4.  Submission of Matters to a Vote of Security-Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996.

Item 6.  Exhibits and Reports on Form 8-KSB

	(a)	Exhibits

        Exhibit 10.20 - 1997 Stock Option Plan of the Company

	(b)	No Form 8-KSB was filed during the quarter ended
                March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Acrodyne Communications, Inc.
                                            -----------------------------
                                            (Registrant)


Date:  May 14, 1997                         /s/ A. Robert Mancuso
                                            -----------------------------
                                                A. Robert Mancuso
                                                Chairman, President, and Chief
                                                Financial Officer