Form 10-Q
period 1997-06-30
ACRODYNE COMMUNICATIONS INC
filed 1997-08-14
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

     For the quarterly period ended June 30, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT


                         Commission file number
                                0-24886


ACRODYNE COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

        Delaware                           11-3067564
        (State or other jurisdiction of   (I.R.S. Employer
        incorporation or organization)    Identification No.)

	516 Township Line Road
        Blue Bell, Pennsylvania                           19422
	(Address of principal executive offices)	(Zip Code)

	Issuer's telephone number: 215-542-7000


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,500,270 shares of common stock of Acrodyne Communications, Inc. were outstanding on July 15, 1997.

                         ACRODYNE COMMUNICATIONS, INC.

                                    INDEX


                                                                         Page
                                                                          No.

PART I.  FINANCIAL INFORMATION:

            Consolidated Balance Sheet at June 30, 1997
            and 1996 (unaudited)............................................ 2

            Consolidated Statement of Operations for the Six Months Ended
            June 30, 1997 and 1996  (unaudited)............................. 3

            Consolidated Statement of Cash Flows for the Six Months Ended
            June 30, 1997 and 1996 (unaudited).............................. 4

            Notes to Consolidated Financial Statements (unaudited).......... 5

            Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................... 7

PART II.  OTHER INFORMATION, AS APPLICABLE................................. 11

SIGNATURES................................................................. 12

 Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Balance Sheet
(Unaudited)___________________________________________________________________
                                                      June 30,       June 30,
                 Assets                                 1997           1996
Current assets:
   Cash and cash equivalents                         $2,594,509     $2,804,401
   Accounts receivable,
     net of allowance for doubtful accounts           1,701,825      1,999,250
   Inventories                                        5,237,351      3,093,733
   Prepaid expenses and deposits                         28,739         25,220
                                                     ----------     ----------
          Total current assets                        9,562,424      7,922,604

Property, plant and equipment, net                      528,890        560,788
Note receivable                                          83,085         76,913
Non-compete agreement, net                              548,322        623,323
Goodwill, net                                         4,290,450      4,446,946
                                                     ----------     ----------
         Total assets                               $15,013,171    $13,630,574
                                                     ==========     ==========
                    Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt                  $ 331,319     $  412,897
   Borrowings under line of credit                      200,000        200,000
   Accounts payable                                   1,211,106      1,116,758
   Accrued expenses                                     330,062        291,737
Customer advances                                       171,163        520,706
                                                      ---------      ---------
           Total current liabilities                  2,243,650      2,542,098

Long-term debt                                          413,938        771,585
Non-compete liability                                   717,389        727,170
                                                      ---------      ---------
           Total liabilities                          3,374,977      4,040,853

Shareholders' equity:
   Preferred stock, par value $1.00; 1,000,000 shares
      authorized, 6,500 and 10,500 shares issued
      and outstanding in 1997 and 1996, respectively      6,500         10,500
   Common stock, par value $.01; 10,000,000 shares
      authorized, 4,500,270 and 2,635,530 shares issued  45,003         33,075
      and outstanding in 1997 and 1996, respectively
   Additional paid-in capital                        14,759,129     10,699,772
Accumulated deficit                                 ( 3,172,438)    (1,153,626)
                                                    -----------    -----------
    Total liabilities and shareholders' equity      $15,013,171    $13,630,574
                                                    ===========    ===========
See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Statement of Operations
(Unaudited)___________________________________________________________________

                              Three Months Ended           Six Months Ended
                                   June 30,                    June 30,
                              1997          1996          1997          1996

Net sales                  $2,710,845    $3,204,107   $4,979,043    $5,414,457
Cost of sales               1,999,268     2,184,455    3,671,153     3,700,628
                           ----------    ----------   ----------    ----------
      Gross profit            711,577     1,019,652    1,307,891     1,713,829
                           ----------    ----------   ----------    ----------
Operating expenses:
      Engineering, research
        and development       217,627       208,866      411,524       375,682
      Selling                 566,777       426,175      894,000       626,810
      Administration          412,591       352,609      766,299       697,737
      Amortization             57,874        57,874      115,748       115,748
                           ----------    ----------   ----------    ----------
 Total operating expenses   1,254,869     1,045,524    2,187,571     1,815,977
                           ----------    ----------   ----------    ----------
 Operating profit (loss)    ( 543,292)   (   25,872)    (879,680)     (102,148)


Other income (expense):
     Interest expense, net  (  10,562)      (45,049)    ( 29,815)      (89,304)
     Other income, net            474           543        1,087      (248,224)
                           ----------    ----------   ----------    ----------
     Net profit (loss)     ($ 553,380)   ($  70,378)  ($ 908,408)    ($439,676)
                           ----------    ----------   ----------    ----------
Dividend on 8%
  Convertible Redeemable
  Preferred Stock           (  17,000)    (  18,661)    ( 36,888)      (18,661)
Net loss applicable
  to common shares          ($570,380)  ($   89,039)  ($ 945,296)    ($458,337)
                           ==========   ===========   ==========     =========
Net loss per common share      ($0.13)       ($0.03)      ($0.21)       ($0.07)
                           ==========   ===========   ==========     =========

Weighted average number of  4,461,122     3,100,000    4,427,574     2,851,000
  common shares outstanding =========    ==========   ==========     =========



See notes to consolidated financial statements

 Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Statement of Cash Flows
(Unaudited)___________________________________________________________________
                                                   Six Months Ended June 30,
                                                   1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              ($ 908,408)       ($ 189,676)
   Adjustments to reconcile net income (loss)
     to net cash used In operating activities:
        Depreciation and amortization                187,032           161,388
        Stock option accrual                           8,333             8,333
Changes in assets and liabilities:
            Accounts receivable                      455,283          (849,250)
            Inventories                             (749,464)         (769,946)
            Note receivable                           (3,149)           (3,008)
            Prepaids and deposits                     35,218            66,250
            Accounts payable                        (214,043)          (64,053)
            Accrued expenses                         (53,760)         (148,126)
            Customer advances                        (78,103)          364,970
                                                  ----------        ----------
      Net cash used in operating activities       (1,321,061)       (1,423,118)
                                                  ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment            (25,865)          (84,105)
                                                  ----------        ----------
      Net cash used in investing activities          (25,865)          (84,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line-of-credit borrowings           200,000
   Proceeds from the issuance of common stock, net    35,519         2,548,828
   Proceeds from the issuance of preferred stock, net                1,050,000
   Dividends on convertible preferred stock          (36,888)           18,661
   Payments on promissory notes                     (135,000)         (135,500)
   Capital leases repayments                         (39,040)          (42,011)
   Repayments on other borrowings and
     non-compete liability                            (4,700)          (10,279)
      Net cash provided by (used in)              ----------        ----------
        financing activities                          19,891         3,392,877
                                                  ----------        ----------
Net decrease in cash and cash equivalents         (1,327,035)        1,885,654
Cash and cash equivalents at beginning of period   3,921,544           918,747
                                                  ----------        ----------
Cash and cash equivalents at end of period        $2,594,509        $2,804,401
                                                  ==========        ==========
Supplemental cash flow information:
   Cash paid for interest                         $   42,181        $   83,155

See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Notes to Consolidated Financial Statements (Unaudited)


1.  Unaudited Consolidated Financial Statements


The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and its subsidiaries (collectively "Acrodyne") at June 30, 1997 and the related consolidated statements of operations and of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by management and have not been audited by the Company's Independent Accountants. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at June 30, 1997, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.



2.  Inventories

     Inventories comprise:
                                                       June 30,
                                               1997               1996

     Raw materials                          $2,779,968         $2,103,738
     Work in process                         2,143,141            773,433
     Finished goods                            314,241            216,562
                                            ----------         ----------
                                            $5,237,351         $3,093,733
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

4.  Restatement of Other income for the six months ending June 30, 1996


During 1996, the Company paid $125,200 and issued an aggregate of 465,000 warrants to a financial consulting firm for advisory services performed during the year. The warrants are exercisable over a three year period at prices ranging from $4.00 to $5.00. The common shares underlying 140,000 of these warrants has not been registered. In the fourth quarter, the Company charged $250,000 to other expenses in connection with these warrant issuances and accordingly, reported this transaction in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission. However, to properly reflect the impact of this charge to the period affected, the entire $250,000 is included in the Consolidated Statement of Operations for the six months ended June 30, 1996.

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

RESULTS OF OPERATIONS

The following compares the Company's summary results of operations for the three and six months ended June 30, 1997 and for the three and six months ended June 30, 1996:

                              Three Months Ended          Six Months Ended
                                   June 30,                    June 30,
                                (Unaudited)                  (Unaudited)
                              1997          1996          1997         1996

Net sales                  $2,710,845    $3,204,107    $4,979,873   $5,414,457
Cost of sales               1,999,268     2,184,455     3,671,153    3,700,628
                           ----------    ----------    ----------   ----------
      Gross profit            711,577     1,019,652     1,307,891    1,713,829
Operating expenses          1,254,869     1,045,524     2,187,571    1,815,977
                           ----------    ----------    ----------   ----------
Operating profit (loss)   $  (543,292)  $ (  25,872)    $(879,680)   $(102,148)
                          ============  ===========    ==========   ==========

Net sales are consistently down in the three and six-month periods ending June 30, 1997. Management believes that these results are attributable to the continued delay of the broadcasting industry to launch the implementation of Digital Television. The delay has been extended by recent transmission conflict resulting from digital channel assignment by the FCC. Non-digital sales remain slow as the market continues a wait-and-see approach and continues to use and replace current equipment while delaying any longer term expansion decisions for higher power equipment. While sales have decreased in the high and low-power segments, sales have increased in the mid-power segment as represented by the current replacement market.

As a result of the Company's efforts to generate sales volume and meet the demands of an increasingly competitive market, the Company's margin on sales decreased from 31% in the three and six months ended June 30, 1996 to 26% in the three and six months ended June 30, 1997.

Three and six-month operating expense variances are consistent and indicative of continued price pressures from current stagnated market and due to the addition of five manufacturing positions to improve production, materials management and service. The decreased profitability trend reflects the increased discounts being provided to customers by the Company to place itself in a more competitive market position and to motivate purchases in the high power market. Sales of medium-power equipment continue to yield the highest sales margin. Sales and marketing expenditures were significantly higher due to the Company's efforts to improve its foreign and domestic sales and marketing presence through increased advertising, its foreign travel and trade show participation as well as the implementation of a sales commission program.

Interest expense decreased significantly as a result of the Company repayment of several bank and capital lease debts due to a strong cash flow position. Additionally, interest income increased significantly due to the investment of operating cash obtained primarily from warrant exercises during calendar year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from customer deposits, internally generated funds, and use of its credit facility. At June 30, 1997, the Company's working capital decreased approximately $917,000 compared to December 31, 1996, primarily due to the use of working capital for operations and a lack of sales activity during the six month period ended June 30, 1997.

Accounts Receivable at June 30, 1997 decreased approximately $455,000 and $297,000 compared to December 31, 1996 and June 30, 1996, respectively, primarily as a result of lower sales volume during the six months ended June 30, 1997. Sale of transmitters up to 10kW continue to be made with credit terms of 30% as a deposit at the time of placing the order, 40-60% prior to shipment, and 10-30% net thirty days. The Company continues to require an irrevocable letter of credit on international orders.

The significant increase in raw materials and work-in-process inventories at June 30, 1997 compared to June 30, 1996 is due to lower sales volume, slow inventory turnover due to delayed purchasing of Digital transmission equipment and for replacement or upgrading of current transmission equipment, the Company's strategy to provide quick turnaround to strengthen market position, and higher volume purchasing by the Company to take advantage of discount opportunities.

The Company and Acrodyne, as co-borrowers, have a $1,200,000 credit facility with a bank for working capital purposes, of which $500,000 is reserved for an irrevocable standby letter of credit to partially secure the Senior Subordinated Note (see below). At June 30, 1997 there was $200,000 outstanding under such credit facility. The interest rate on this facility is based on prime plus 1% and was 9.50% on June 30, 1997. The credit facility and the standby letter of credit are secured by substantially all the assets of the Company and Acrodyne and contain no restrictive covenants. In October 1996, the bank amended the credit facility, as it pertains to the formal Borrowing Base Certificate requirement, to permit borrowing of up to $1,200,000 (less any outstanding Letters of Credit) without being limited by a formal borrowing formula. At June 30, 1997, there was approximately $500,000 available to be borrowed by the Company under the credit facility.

The Company is obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of the $1,450,000 Senior Subordinated Note. Interest on such note is payable at the rate of 9% per annum. Such note is partially secured by the irrevocable standby letter of credit in the principal amount of $500,000 mentioned above. The first eleven quarterly payments totaling $1,099,620 (including interest) under such note have been made through July 23, 1997 according to the agreement. The next quarterly payment of $81,169 (including interest) is due on October 23, 1997.

As of February 12, 1997, 2,000 shares of the Company's 8% Convertible Redeemable Preferred Stock, par value $1.00 per share (the "8% Preferred Stock"), were converted into 50,000 shares of common stock in accordance with the conversion provisions of the 8% Preferred Stock. As of June 6, 1997, 2,000 additional shares of 8% Preferred Stock were converted into 50,000 shares of common stock.

On April 15, 1997, the Company's Board of Directors approved the 1997 Stock Option Plan with authorization to grant options with respect to an aggregate of up to 450,000 shares of the Company's common stock.

On May 31, 1997, Colin Winthorp exercised 10,000 warrants at $4.00 per share.

On June 6, 1997 Alchemy Capital exercised 3,000 warrants at $3.00 per share and on June 30, 1997, exercised an additional 3,000 warrants at $3.00 per share.

On July 1, 1997, the Company imposed an indefinite freeze on all salaries, wages and new hires. Employee headcount was reduced by 25%.

Available cash on hand combined with cash flow from operations and available funds under the Company's line of credit and other financing sources are anticipated to be sufficient to finance the operations and obligations of the Company through 1997.

As of August 11, 1997, the Company had approximately $2,400,975 of available cash on hand.

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION
______________________________________________________________________________

Item 4.  Submission of Matters to a Vote of Security-Holders

             (a) At the Annual Meeting of Stockholders of the Company held on June 9, 1997, the Company's stockholders elected the following Directors with the following votes:

                                             For                Withheld
             A. Robert Mancuso            3,894,377              23,650
             Daniel D. Traynor            3,896,377              21,650
             Martin J. Hermann            3,893,327              24,700
             Dr. Elmer M. Lipsey          3,880,252              37,775


Item 6.  Exhibits and Reports on Form 8-KSB

            (a)       Exhibits

            (b)       No Form 8-KSB was filed during the quarter ended
                      June 30, 1997.

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

                                            Acrodyne Communications, Inc.
                                            -----------------------------
                                            (Registrant)


Date:  August 11, 1997                      /s/ A. Robert Mancuso
                                            -----------------------------
                                                A. Robert Mancuso
                                            Chairman, President, and Chief
                                            Financial Officer