Form 10-Q
period 1997-09-30
ACRODYNE COMMUNICATIONS INC
filed 1997-11-14
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,310,270 shares of common stock of Acrodyne Communications, Inc. were outstanding on November 7, 1997.

ACRODYNE COMMUNICATIONS, INC.

INDEX


                                                                          Page
                                                                           No.

PART I.  FINANCIAL INFORMATION:

  Consolidated Balance Sheet at September 30,
  1997 and 1996 (unaudited)............................................      2

  Consolidated Statement of Operations for the
  Three and Nine Months Ended September 30,
  1997 and 1996(unaudited).............................................      3

  Consolidated Statement of Cash Flows for the
  Nine Months Ended September 30, 1997 and 1996 (unaudited) ...........      4

  Notes to Consolidated Financial Statements (unaudited)...............      5

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................      7

PART II.  OTHER INFORMATION, AS APPLICABLE.............................     12

SIGNATURES.............................................................     12

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Balance Sheet
(Unaudited)___________________________________________________________________
                                          September 30,          September 30,
Assets                                        1997                   1996
Current assets:
  Cash and cash equivalents             $  2,297,081           $  4,578,934
  Accounts receivable                      1,210,588              1,919,827
  Inventories                              5,188,809              3,549,154
  Prepaid expenses and deposits               78,525                263,162
                                        ------------           ------------
         Total current assets              8,775,003             10,311,077

Property, plant and equipment, net           610,575                578,784
Note receivable                               84,087                 78,416
Non-compete agreement, net                   529,572                604,572
Goodwill, net                              4,251,326              4,407,823
                                        ------------           ------------
         Total assets                   $ 14,250,563           $ 15,980,672
                                        ============           ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt     $    344,240           $    375,075
  Borrowings under line of credit            500,000                   -
  Accounts payable                           674,475                674,217
  Accrued expenses                           290,124                300,105
  Customer advances                          118,559                132,469
                                        ------------           ------------
         Total current liabilities         1,927,398              1,481,866

Long-term debt                               396,043                655,872
Non-compete liability                        714,919                724,758
                                        ------------           ------------
         Total liabilities                 3,038,360              2,862,496

Shareholders' equity:
  Preferred stock, par value $1.00;
   1,000,000 shares authorized,
   25,000 shares designated as,
   8% Convertible Redeemable Preferred
   Stock,  6,500 and 10,500 shares
   issued and outstanding in 1997 and
   1996 respectively                           6,500                 10,500
  Common stock, par value $.01;
   10,000,000 shares authorized,
   4,504,270 shares issued and outstanding    45,043                 43,843
  Additional paid-in capital              14,761,521             14,668,827
  Accumulated deficit                    ( 3,600,861)            (1,604,994)
                                         ------------           ------------
         Total liabilities and
         shareholders' equity            $14,250,563            $15,980,672
                                         ============           ============

                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Statement of Operations
(Unaudited)___________________________________________________________________


                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                                1997         1996         1997         1996

Net sales                    $2,012,245   $2,648,394   $6,991,288   $8,062,851
Cost of sales                 1,485,447    1,857,904    5,156,600    5,558,532
                             ----------   ----------   ----------   ----------
      Gross profit              526,798      790,490    1,834,688    2,504,319
                             ----------   ----------   ----------   ----------
Operating expenses:
  Engineering, research
   and development              196,897      196,228      608,421      571,910
  Selling                       328,996      383,883    1,222,995    1,010,693
  Administration                412,912      378,693    1,179,211    1,076,430
  Amortization                   57,874       57,874      173,621      173,621
                             ----------   ----------   ----------   ----------
   Total operating expenses     996,679    1,016,678    3,184,248    2,832,654
                             ----------   ----------   ----------   ----------
 Operating profit (loss)       (469,881)    (226,188)  (1,349,560)    (328,335)

Other income (expense):
  Interest income
   (expense), net                39,197        6,599        9,381      (82,706)
  Other income (expense), net     2,260         (440)       3,346     (248,664)
                             ----------   ----------   ----------   ----------
  Net profit (loss)           ($428,424)   ($220,029) ($1,336,833)   ($659,705)

Dividend on 8% Convertible
  Redeemable Preferred Stock    (13,734)     (21,000)     (50,622)     (39,661)
                             ----------   ----------   ----------   ----------
Net income (loss) applicable
  to common shares           ($ 442,158)  ($ 241,029) ($1,387,455)   ($699,366)
                             ===========  =========== ============  ===========
Net income (loss) loss
  per common share               ($0.09)      ($0.06)      ($0.31)      ($0.16)
                             ===========  =========== ============  ===========

Weighted average number of    4,504,226    4,238,000    4,453,471    3,300,000
  common shares outstanding  ===========  =========== ============  ===========


See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Consolidated Statement of Cash Flows
(Unaudited)___________________________________________________________________
                                             Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:           1997                 1996
 Net (loss)                                 $(1,336,833)          $ (659,705)
 Adjustments to reconcile net (loss)
  to net cash used in operating activities:
   Depreciation and amortization                282,295              249,449
   Stock option accrual                          12,500               12,500
   Issuance of warrants for services               -                 250,000
   Changes in assets and liabilities:
     Accounts receivable                        946,521             (769,827)
     Inventories                               (700,922)          (1,225,367)
     Note receivable                             (4,152)              (4,512)
     Prepaids and deposits                      (14,569)            (171,692)
     Accounts payable                          (750,674)            (506,594)
     Accrued expenses                           (93,699)            (139,758)
     Customer advances                         (130,707)             (23,267)
                                            ------------          -----------
  Net cash used in operating activities      (1,790,240)          (2,988,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment     (144,937)            (199,588)
                                            ------------          -----------
  Net cash used in investing activities        (144,937)            (199,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Fees related to securities                      23,379                 -
 Proceeds from warrant exercise, net             70,000            6,314,145
 Proceeds from the issuance of preferred
  stock, net                                       -               1,050,000
 Payments on promissory notes                  (202,500)            (202,500)
 Proceeds from line-of-credit borrowings        500,000             (200,000)
 Capital leases payments                        (23,039)             (72,378)
 Payment of dividends                           (50,402)             (39,661)
 Repayments on other borrowings and
  non-compete liability                          (6,724)              (1,058)
  Net cash provided by/(used in)            ------------          -----------
   financing activities                         310,714            6,848,548

Net increase (decrease) in cash and
 cash equivalents                            (1,624,463)           3,660,187
Cash and cash equivalents at
 beginning of period                          3,921,544              918,747
                                            ------------         ------------
Cash and cash equivalents at end of period   $2,297,081          $ 4,578,934
                                            ============         ============
Supplemental cash flow information:
  Cash paid for interest                      $ 119,066           $  120,037

                   See notes to consolidated financial statements

Acrodyne Communications, Inc.
(formerly Acrodyne Holdings, Inc.)
Notes to Consolidated Financial Statements (Unaudited)________________________


1.  Unaudited Consolidated Financial Statements


The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and its subsidiaries (collectively "Acrodyne") at September 30, 1997 and the related consolidated statements of operations and of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by management and have not been audited by the Company's Independent Accountants. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at September 30, 1997, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.


2.  Inventories

     Inventories comprise:
                                                         September 30,
                                                    1997              1996

     Raw materials                               $3,195,808        $2,413,424
     Work in process                              1,637,897           887,289
     Finished goods                                 355,104           248,441
                                                 ----------        ----------
                                                 $5,188,809        $3,549,154
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

4. Restatement of Other income for the nine months ended September 30, 1996

During 1996, the Company paid $125,200 and issued an aggregate of 465,000 warrants to a financial consulting firm for advisory services performed during the year. The warrants are exercisable over a three year period at prices ranging from $4.00 to $5.00. The common shares underlying 140,000 of these warrants have not been registered. In the fourth quarter the Company charged $250,000 to other expenses in connection with these warrant issuances and accordingly, reported this transaction in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission. However, to properly reflect the impact of this charge to the period affected, the entire $250,000 was included in the Consolidated Statement of Operations for the six months ended June 30, 1996 and now is carried forward in the Consolidated Statement of Operations for the nine months ended September 30, 1996.

ACRODYNE COMMUNICATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The business of Acrodyne Communications, Inc. (the "Company") is conducted through its sole operating subsidiary, Acrodyne Industries, Inc. ("Acrodyne"). Acrodyne was acquired by the Company pursuant to a stock acquisition agreement on October 24, 1994 (the "Acrodyne Acquisition"). Prior thereto, the Company had no operations. The Company changed its name from Acrodyne Holdings, Inc. to Acrodyne Communications, Inc. on June 9, 1995.

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


RESULTS OF OPERATIONS

The following compares the Company's summary results of operations for the three and nine months ended September 30, 1997 and for the three and nine months ended September 30, 1996:

                              Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                                  (Unaudited)                 (Unaudited)
                             1997            1996         1997          1996

Net sales                 $2,012,245      $2,648,394   $6,991,288    $8,062,851
Cost of sales              1,485,447       1,857,904    5,156,600     5,558,532
                          -----------     ----------- ------------   -----------
      Gross profit           526,798         790,490    1,834,688     2,504,319
Operating expenses           996,679       1,016,678    3,184,248     2,832,654
                          -----------     ----------- ------------   -----------
Operating profit (loss)   $ (469,881)     $ (226,188) $(1,349,560)    $(328,335)
                          ===========     =========== ============   ===========

Net sales are consistently down in the three and nine month periods ending September 30, 1997. Management believes that these results are attributable to the continued delay of the broadcasting industry to launch the implementation of Digital Television ("DTV"). The delay has been extended by recent adjacent channel conflict resulting from digital channel assignment by the FCC. The Company has since introduced "ACT" (Adjacent Channel Technology), a transmitter capable of passing adjacent digital and analog signals through a single high power amplifier. However, non-digital sales remain sluggish as the market continues a wait-and-see approach to replace its low and medium power equipment while delaying any longer term expansion decisions for higher power equipment.

As a result of the Company's efforts to generate sales volume and meet the demands of an increasingly competitive market, the Company's margin on sales decreased from an average of 30% for the three and nine months ending September 30, 1996 to an average of 26% for the three and nine months ending September 30, 1997. The decrease in profit margin is indicative of continued price pressures from the current stagnated market and also due internally to the addition of five manufacturing positions to improve production, materials management and service. The decreased profitability trend reflects the discounts being provided to customers coupled with additional operating expenses by the Company to place itself in a more competitive market position.

The increase in operating expenses for the nine months ending September 30, 1997 and 1996 in the amounts of $3,184,248 and $2,832,654, respectively, are consistent with the Company's strategy to improve its sales and marketing presence through the addition of direct sales personnel, increased advertising, increased participation in trade shows and the implementation of a sales commission program. Administratively, the Company has expanded its Human Resources and Information Technology capabilities. Management believes that this expansion, combined with an additional investment in legal and consulting services to support sales and marketing, should enable the Company to compete for a significant share of the DTV transmitter market.

Although sales volume continues to be below budgeted expectations, the Company with its previously reported reduction in employee headcount, along with its overall cost containment measures, has begun to see a reduction in its operating expenses versus budget.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from customer deposits, internally generated funds, and use of its credit facility. At September 30, 1997, the Company's working capital decreased approximately $1,981,606 compared to December 31, 1996 primarily due to the use of working capital for operations and a lack of sales activity during the nine month period ended September 30, 1997.

Accounts Receivable at September 30, 1997 decreased approximately $946,520 and $709,240 compared to December 31, 1996 and September 30, 1996, respectively, primarily as a result of lower sales volume during the nine months ended September 30, 1997. Sale of domestic transmitters continue to be made with credit terms of 30% as a deposit at the time of placing the order, 40-60% prior to shipment, and 10-30% net thirty days. The Company continues to require an irrevocable letter of credit on international orders.

The significant increase in raw materials and work-in-process inventories at September 30, 1997 compared to September 30, 1996 is due to lower sales volume, slow inventory turnover due to delayed purchasing of Digital transmission equipment and for replacement or upgrading of current transmission equipment, the Company's strategy to provide quick turnaround to strengthen market position, and higher volume purchasing by the Company to take advantage of discount opportunities. The increase in finished goods (historically not carried by the Company) can be attributed to the Company's decision to build for its inventories and for demonstration in its factory, the Acrodyne model AuD-6T digital transmitter and the Acrodyne ACT-AuD-25D. The Company purchased a full complement of Digital Technology test equipment from Hewlett Packard. This capital leased test equipment has enabled engineering to properly monitor and test the Company's Digital products in compliance with the new 8-VSB technology (Digital Modulation scheme.) The Company believes that the use of these assets demonstrates its DTV and ACT capabilities which are expected to enhance its sales opportunities for 1998 and beyond.

The Company and Acrodyne, as co-borrowers, have a $1,200,000 credit facility with a bank for working capital purposes, of which $500,000 is reserved for an irrevocable standby letter of credit to partially secure the Senior Subordinated Note (see below). At September 30, 1997 there was $500,000 outstanding under such credit facility. The interest rate on this facility is based on prime plus 1% and was 9.50% on September 30, 1997. The credit facility and the standby letter of credit are secured by substantially all the assets of the Company and Acrodyne and contain no restrictive covenants. In October 1996, the bank amended the credit facility, as it pertains to the formal Borrowing Base Certificate requirement, to permit borrowing of up to $1,200,000 (less any outstanding Letters of Credit) without being limited by a formal borrowing formula. At September 30, 1997, there was approximately $200,000 available to be borrowed by the Company under the credit facility.

The Company is obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of the $1,450,000 Senior Subordinated Note. Interest on such note is payable at the rate of 9% per annum. Such note is partially secured by the irrevocable standby letter of credit in the principal amount of $500,000 mentioned above. The first twelve quarterly payments totaling $1,180,789 (including interest) under such note have been made through October 23, 1997 according to the agreement. The next quarterly payment of $79,650 (including interest) is due on January 23, 1998.

As of February 12, 1997, 2,000 shares of the Company's 8% Convertible Redeemable Preferred Stock, par value $1.00 per share (the "8% Preferred Stock"), were converted into 50,000 shares of common stock in accordance with the conversion provisions of the 8% Preferred Stock. As of June 6, 1997, 2,000 additional shares of 8% Preferred Stock were converted into 50,000 shares of common stock.

On April 15, 1997, the Company's Board of Directors approved the 1997 Stock Option Plan with authorization to grant options with respect to an aggregate of up to 450,000 shares of the Company's common stock. There have been no options granted through November 14, 1997.

On May 31, 1997, Colin Winthorp exercised 10,000 warrants at $4.00 per share.

On June 6, 1997 Alchemy Capital exercised 3,000 warrants at $3.00 per share and on June 30, 1997, exercised and additional 3,000 warrants at $3.00 per share.

On July 1, 1997, the Company imposed an indefinite freeze on all salaries, wages and new hires. Employee headcount was reduced by 25%.

On July 2, 1997, Alchemy Capital exercised another 4,000 warrants at $3.00 per share.

Available cash on hand combined with cash flow from operations and available funds under the Company's line of credit and other financing sources are anticipated to be sufficient to finance the operations and obligations of the Company through 1998.

As of November 7, 1997, the Company had approximately $4,177,549 of available cash on hand.


RIDER 10-A
----------
RECENT EVENTS

On November 7, 1997, the Company privately placed with a group of investors 800,000 shares (the "Shares") of its common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $2,000,000. Concurrently therewith, the Company also issued warrants (the "Warrants") for the purchase of up to 500,000 shares of its common stock, with such warrants being exercisable until November 7, 2002 at an exercise price of $3.00 per share of common stock. These securities were all issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) of the Act (such issuance of the Shares and Warrants, collectively, the "Private Placement"). Scorpion Holdings Inc. ("Scorpion") arranged for the financing by the investors in the Private Placement.

Of the total number of Shares issued, 134,400 were purchased by Newlight Associates L.P. ("Newlight") for $336,000; 225,600 were purchased by Newlight Associates (B.V.I.) L.P. ("Newlight BVI") for $564,000; and 440,000 were purchased by Scorpion-Acrodyne Investors LLC ("SAI" and, collectively with Newlight and Newlight BVI, the "Investor Group") for $1,100,000. Immediately after the Private Placement, the Shares represented 15% of the issued and outstanding shares of common stock of the Company.

Of the total number of Warrants issued, warrants for the purchase of up to 50,400 shares of common stock were issued to Newlight; warrants for the purchase of up to 84,600 shares of common stock were issued to Newlight BVI; warrants for the purchase of up to 165,000 shares of common stock were issued to SAI; and warrants for the purchase of up to 200,000 shares of common stock were issued to S-A Partners, an affiliate of Scorpion. The warrants issued to the Investor Group were issued in consideration of the Investor Group's investment in the Company; the warrants issued to S-A Partners were issued in consideration of Scorpion's introduction of the Investor Group to the Company.

As part of the Private Placement, the Company has undertaken to file, within 90 days of the Private Placement, a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale, under the Act, the Shares and the shares of common stock underlying the Warrants. However, the Investor Group has agreed not to sell or otherwise dispose of the Shares and Warrants for a period of one year after the Private Placement. The Company has also agreed that for so long as the Investor Group owns beneficially not less than 10% of the Company's issued and outstanding common stock, on a fully diluted basis (assuming the exercise or conversion of all securities exercisable or convertible into common stock): (i) the Company's Board of Directors shall consist of five directors; (ii) the Investor Group shall be entitled to nominate one director for election as a member of the Board of Directors of the Company at the annual meeting of stockholders or any other meeting at which directors are elected, and the Company shall include such nominee in the slate of nominee directors recommended for election by the incumbent directors and management; and (iii) the Company shall include in such slate of nominee directors at least two nominees who are not affiliated with the Company's management or with the Investor Group and who shall be selected with the consent of the Investor Group, whose consent shall not be unreasonably or arbitrarily withheld. In addition, the Company has entered into an advisory agreement with Scorpion pursuant to which Scorpion has agreed to provide certain financial advisory services to the Company in connection with the Company's management and strategic planning and its identification of opportunities for growth.

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION
______________________________________________________________________________


RIDER 11-A
----------
Item 2.  Changes in Securities and Use of Proceeds

See the description set forth in Part I of this Quarterly Report on Form 10-QSB under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events" for a description of certain securities issued (after the period covered by this Quarterly Report) by the Company that were not registered under the Act.

Item 6.  Exhibits and Reports on Form 8-KSB

	(a)	Exhibits

		No exhibits.

	(b)	No Form 8-KSB was filed during the quarter ended September
                 30, 1997.


                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Acrodyne Communications, Inc.
                                              --------------------------------
                                              (Registrant)


Date:  November 14, 1997                      /s/A. Robert Mancuso
                                              --------------------------------
                                               A. Robert Mancuso
                                               Chairman, President, and Chief
                                               Financial Officer