Form 10KSB/A
period 1996-12-31
ACRODYNE COMMUNICATIONS INC
filed 1998-03-31
CIK 883296

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

REVISION OF 1996 NET LOSS APPLICABLE TO COMMON SHAREHOLDERS
In April and May 1996 the Company sold an aggregate of 10,500 shares of convertible preferred stock which are convertible into 262,500 shares of common stock based on the $4.00 per share conversion price. On the dates such shares were sold, the weighted average market price of the common stock was $5.55. In March 1997, the Securities and Exchange Commission staff concluded that a conversion rate at a discount from market as of the date of issuance constituted a "beneficial conversion feature" which required the value of such feature to be accounted for as a dividend to the preferred shareholder. Accordingly, the Company has revised its 1996 presentation of net loss applicable to common shareholders and the related per share amount as follows:

                                               As restated   As previously
                                                                 reported

Net loss                                       $(1,221,410)    $(1,221,410)
Dividends on preferred stock                       482,224          60,661
                                              ------------    ------------
Net loss applicable to common
  shareholders                                 $(1,703,634)    $(1,282,071)
                                               ============    ============
Net loss per share                             $     (0.48)    $     (0.36)
                                               ============    ============

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

Revision of 1996 net loss applicable to common shareholders
In April and May 1996 the Company sold an aggregate of 10,500 shares of convertible preferred stock which are convertible into 262,500 shares of common stock based on the $4.00 per share conversion price. On the dates such shares were sold, the weighted average market price of the common stock was $5.55. In March 1997, the Securities and Exchange Commission staff concluded that a conversion rate at a discount from market as of the date of issuance constituted a "beneficial conversion feature" which required the value of such feature to be accounted for as a dividend to the preferred shareholder. Accordingly, the Company has revised its 1996 presentation of net loss applicable to common shareholders and the related per share amount as follows:

                                               As restated    As previously
                                                                 reported

Net loss                                       $(1,221,410)    $(1,221,410)
Dividends on preferred stock                       482,224          60,661
                                              ------------    ------------
Net loss applicable to common
  shareholders                                 $(1,703,634)    $(1,282,071)
                                               ============    ============
Net loss per share                             $     (0.48)    $     (0.36)
                                               ============    ============


RESULTS OF OPERATIONS
Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995
                                                  1996               1995

Net Sales...................................$ 10,417,029       $ 10,332,718
Cost of Sales...............................   7,371,857          6,782,113
                                            ------------       ------------
        Gross Profit........................   3,045,172          3,550,605
                                            ------------       ------------
Operating expenses:
 Engineering, research and development......     807,287            661,979
 Selling....................................   1,359,013          1,018,155
 Administration.............................   1,550,686          1,474,784
 Amortization:
    Goodwill and intangibles................     156,496            156,496
    Noncompete agreement....................      75,000             75,000
                                              ----------        -----------
Total operating expenses....................   3,948,482          3,386,414

Operating profit (loss).....................    (903,310)           164,191
Other income (expense):
  Interest income (expense), net............     (70,845)          (185,361)
  Other income (expense), net................   (247,255)            30,837
                                             ------------      ------------
Net profit (loss)........................... ($1,221,410)      $      9,667

Dividend on 8% Convertible Redeemable
        Preferred Stock                        ( 482,224)                 -

Net income (loss) applicable to common shares($1,703,634)       $     9,667

Net income (loss) loss per common share           ($0.48)              -

Weighted average number of                      3,558,856         2,444,118
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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 1996 net loss per common share calculation to comply with a Securities and Exchange Commission Staff position on accounting for convertible securities having beneficial conversion features.


PRICE WATERHOUSE LLP

Philadelphia, PA
March 18, 1997, except as for the third paragraph of Note 2 which is as of March 18, 1998.

Acrodyne Communications, Inc.
Consolidated Balance Sheet
December 31, 1996 and 1995
                                             (Restated)
                                                1996           1995
	Assets
Current assets:
 Cash and cash equivalents                 $  3,921,544   $    918,747
 Accounts receivable, net of
 allowance for doubtful accounts
 of $24,327 at December 31, 1996 and 1995     2,157,108      1,150,000
 Inventories                                  4,487,887      2,323,787
Prepaid expenses and deposits                    63,957         91,470
                                           ------------   ------------
Total current assets                         10,630,496      4,484,004
Property and equipment, net                     574,311        455,023
Note receivable                                  79,935         73,905
Non-compete agreement, net                      585,822        660,822
Goodwill, net                                 4,368,698      4,525,194
                                            -----------   ------------
Total assets                                $16,239,262    $10,198,948
                                            ===========   ============
	Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt            $ 336,147      $ 386,660
Borrowings under line of credit                               200,000
Accounts payable                             1,425,149      1,180,811
Accrued expenses                               383,822        439,863
Customer advances                              249,266        155,736
                                            ----------    -----------
Total current liabilities                    2,394,384      2,363,070
Long-term debt                                 573,406        912,761
Non-compete liability                          731,834        732,220
                                           -----------    -----------
Total liabilities                            3,699,624      4,008,051
                                           -----------    -----------
Commitments and contingencies (Notes 7 and 12)
Shareholders' equity:
Preferred stock, par value $1.00;
  1,000,000 shares authorized, 10,500
  shares issued and outstanding                10,500
Common stock, par value $.01; 10,000,000
  shares authorized, 4,384,270 and
  2,560,530 shares issued and outstanding
  in 1996 and 1995, respectively               43,843         25,606
Additional paid-in capital                 15,134,218      7,110,580
Accumulated deficit                        (2,648,923)      (945,289)
                                           -----------   ------------
                                           12,539,638      6,190,897
Total liabilities and shareholders'        -----------   ------------
equity                                   $ 16,239,262    $10,198,948
                                           ===========   ============
The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Operations
For the Years Ended December 31, 1996 and 1995
                                                (Restated)
                                                   1996           1995
Net sales                                     $10,417,029    $10,332,718
Cost of sales                                   7,371,857      6,782,113
                                              -----------    -----------
      Gross profit                              3,045,172      3,550,605
Operating expenses:                           -----------    -----------
 Engineering, research and development            807,287        661,979
 Selling                                        1,359,013      1,018,155
 Administration                                 1,550,686      1,474,784
 Amortization                                     231,496        231,496
                                              -----------    -----------
  Total operating expenses                      3,948,482      3,386,414
                                              -----------    -----------
Operating income (loss)                          (903,310)       164,191
Other income (expense):
 Interest expense, net                            (70,845)      (185,361)
 Other income (expense), net (See Note 9)        (247,255)        30,837
                                              -----------    -----------
Income (loss) before income tax benefit        (1,221,410)         9,667
Income tax benefit                                   -              -
                                              -----------    -----------
Net income (loss)                             $(1,221,410)     $   9,667
                                              ===========    ===========
Dividend on 8% Convertible Redeemable
 Preferred Stock                                 (482,224)          -
                                              -----------    -----------
Net income (loss) available to common shares   (1,703,634)         9,667
                                              ===========    ===========
Net income (loss) per share                     $   (0.48)     $    -
                                              ===========    ===========
Weighted average common shares outstanding      3,558,856      2,444,118
                                              ===========    ===========
The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Shareholders' Equity
For the Years Ended December 31, 1996 and 1995
                                                                    Add'l
                           Preferred  Stock    Common      Stock    paid-in     Accum.     Shareholders'
                           Shares     Amount   Shares      Amount   capital     deficit    equity

December 31, 1994                              2,385,280   $23,853  $6,432,291  $(954,956) $5,501,188
Issuance of warrants
 for services                                                           50,000                 50,000
Issuance of shares in
 connection with warrant
 exercise                                        175,250     1,753     611,623                613,376
Stock option accrual                                                    16,666                 16,666
Net income                                                                          9,667       9,667
                           --------   -------- ---------   -------   ---------   --------  ----------
 December 31, 1995                             2,560,530    25,606   7,110,580   (945,289)  6,190,897
Issuance of warrants for
services                                                               250,000                250,000
Issuance of shares in
connection with warrant
exercise                                       1,695,040    16,950   5,835,898              5,852,848
Issuance of shares in
connection with
underwriters option                              128,700     1,287     482,809                484,096
Sale of preferred
 shares                    10,500     $10,500                        1,016,702              1,027,202
Beneficial conversion
 feature associated with
 the sale of preferred shares							     421,563		    421,563
Dividends on preferred
 stock                                                                            (482,224)  (482,224)
Stock option accrual                                                    16,666                 16,666
Net loss                                                                        (1,221,410)(1,221,410)
                           ------     -------  ---------   ------- -----------  ---------- -----------
 December 31, 1996         10,500     $10,500  4,384,270   $43,843 $15,134,218 $(2,648,923)$12,539,638
                           ======     =======  =========   ======= =========== =========== ===========

The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 1996 and 1995

                                                    1996         1995
Cash flows from operating  activities:
 Net income (loss)                            $(1,221,410)   $   9,667
 Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Depreciation and amortization                  339,508      289,327
   Stock option accrual                            16,666       16,666
   Issuance of warrants for services              250,000       50,000
   Changes in assets and liabilities:
     Accounts receivable                       (1,007,108)    (876,386)
     Inventories                               (2,164,100)    (365,241)
     Note receivable                               (6,030)      (6,017)
     Prepaids and deposits                         27,513      (57,165)
     Accounts payable                             244,338      608,808
     Accrued expenses                             (56,041)     219,400
     Customer advances                             93,530     (629,867)
                                               ----------    ---------
   Net cash used in operating activities       (3,483,134)    (740,808)
                                               ----------    ---------
Cash flows from investing activities:
  Purchase of property and equipment             (227,695)     (94,913)
                                               ----------    ---------
   Net cash used in investing activities         (227,695)     (94,913)
                                               ----------    ---------
Cash flows from financing activities:
  Proceeds from the issuance of common stock,
   net                                            484,096      613,376
  Proceeds from issuance of preferred stock,
   net                                          1,027,202
  Proceeds from warrant exercise, net           5,852,848
  Payments on promissory notes                   (270,000)    (387,041)
  Net borrowings (repayments) under line
   of credit                                     (200,000)     200,000
  Capital lease repayments                        (95,015)     (45,674)
  Repayments on other borrowings and
   non-compete liability                          (24,844)     (26,724)
  Cash dividends to stockholders                  (60,661)     _______
                                                 ---------    ---------
     Net cash flows provided by
       financing activities                     6,713,626      353,937
                                                ---------     ---------
Net (decrease) increase in cash and
 cash equivalents                               3,002,797     (481,784)
Cash and cash equivalents at beginning of year    918,747    1,400,531
                                                ---------   -----------
Cash and cash equivalents at end of year      $ 3,921,544   $  918,747
                                                =========   ===========
Supplemental cash flow information:
 Cash paid for interest                       $   211,454   $  231,250

Disclosure of non-cash financing and investing activities:
Acquisition of property and equipment by assumption of capital leases of $213,011 during the year ended December 31, 1995.
Non-cash dividends of $421,563 were paid during the year ended December
31, 1997.

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

Revision of 1996 net loss applicable to common shareholders
In April and May 1996 (as described in Note 8) the Company sold an aggregate of 10,500 shares of convertible preferred stock which are convertible into 262,500 shares of common stock based on the $4.00 per share conversion price. On the dates such shares were sold, the weighted average market price of the common stock was $5.55. The Securities and Exchange Commission staff concluded that a conversion rate at a discount from market as of the date of issuance constituted a "beneficial conversion feature" which required the value of such feature to be accounted for as a dividend to the preferred shareholder. Accordingly, the Company has revised its 1996 presentation of net loss applicable to common shareholders and the related per share amount as follows:

                                               As restated    As previously
                                                                 reported

Net loss                                       $(1,221,410)    $(1,221,410)
Dividends on preferred stock                       482,224          60,661
                                              ------------    ------------
Net loss applicable to common
  shareholders                                 $(1,703,634)    $(1,282,071)
                                               ============    ============
Net loss per share                             $     (0.48)    $     (0.36)
                                               ============    ============


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