Form 10KSB
period 1997-12-31
ACRODYNE COMMUNICATIONS INC
filed 1998-04-01
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549
FORM 10-KSB

(Mark One)

   X   	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended   December 31, 1997


____	Transition report under Section 13 or 15(d) of the Securities Exchange
 Act of 1934.

For the transition period from                                   to


Commission file number 			0-24886


ACRODYNE COMMUNICATIONS, INC.
(Name of Small Business Issuer in Its Charter)

        Delaware                                                 11-3067564
                (State or Other Jurisdiction of             (I.R.S. Employer
                Incorporation or Organization)             Identification No.)

	516 Township Line Road, Blue Bell, PA 		19422
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

State issuer's revenues for its most recent fiscal year.  $ 8,171,612

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $20,171,489, computed by reference to the average bid and asked prices of such stock, as of March 16, 1998. This computation is based upon the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.   Common stock, par value
$0.01 per share:  5,314,270 outstanding at March 16, 1998.

ACRODYNE COMMUNICATIONS, INC.
FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 1997
TABLE OF CONTENTS
                                                                          PAGE
PART I
Item 1.
  Description of Business...................................................5

Item 2.
  Description of Property..................................................15

Item 3.
  Legal Proceedings........................................................16

Item 4.
  Submission of Matters to a Vote of Security-Holders......................16

PART II
Item 5.
  Market For Common Equity and Related Stockholder Matters.................17

Item 6.
  Management's Discussion and Analysis.....................................18

Item 7.
  Financial Statements.....................................................18

Item 8.
  Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure....................................................22

PART III
Item 9.
  Directors, Executive Officers, Promoters and Control Persons;
  Compliance with Section 16(a) of the Exchange Act........................23

Item 10.
  Executive Compensation...................................................25

Item 11.
  Security Ownership of Certain Beneficial Owners and Management...........27


Item 12.
  Certain Relationships and Related Transactions...........................28

Item 13.
  Exhibits, List and Reports on Form 8-K...................................28

Signatures.................................................................31

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

As used in this Form 10-KSB, the term "Company" refers to Acrodyne Holdings, Inc. as of dates and periods prior to the acquisition of Acrodyne, and refers to the combined operations of Acrodyne Communications, Inc. and Acrodyne Industries, Inc. subsequent to the acquisition.

BUSINESS OF ACRODYNE. Acrodyne (together with its predecessor), has designed, manufactured and marketed television transmitters and translators which have been sold in the United States and internationally since 1971. The function of a television transmitter is to broadcast on the air television signals to a specific audience receiving such signals by regular antenna or by a local cable company which then feeds the signal to their subscribers. Television translators, which operate unattended, retransmit incoming signals from primary stations on different channels within areas where direct reception of the original signal may be limited by mountains or other geographic impediments.

ACRODYNE PRODUCTS AND SERVICES

Overview
Acrodyne designs, manufactures and markets digital and analog television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions. The useful life of a television transmitter or translator is approximately 20 years. Acrodyne's television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design which permits Acrodyne to respond to specific customer requests. Acrodyne classifies its transmitters into two categories based upon the power output of such transmitters (as discussed in greater detail below). Lower power transmitters and higher power transmitters transmit signals in both UHF and VHF frequency bands. The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen. Each transmitter permits the sender to broadcast over one channel, except in the case of adjacent channel assignments for which one transmitter is able to transmit two television signals, one analog and one digital. In addition, Acrodyne manufactures a full line of Multichannel Multipoint Distribtuion System ("MMDS") transmitters for the wireless cable industry.

All of Acrodyne's television transmitters feature enhanced linear amplifiers. Such units feature easy to read diagnostic displays and meters which clearly indicate a unit's operating condition. Units automatically shut down for self-protection if out-of-tolerance conditions are encountered. The Company believes that Acrodyne's television transmitters are relatively easy to maintain since they utilize common modules and parts. Other operating features include full remote control, telemetry and status functions, and a modular design which allows for cost-effective expansion to higher output power levels.

Lower Power Analog Television Transmitters
Lower power analog television transmitters with power outputs of up to 10 kilowatts and translators account for approximately 36% of Acrodyne's sales. Such transmitters are used by LPTV Stations, a United States classification, which are limited by the Federal Communications Commission ("FCC") to power output levels of 10 watts in the VHF band and 10 kilowatts in the UHF band. Although virtually all of Acrodyne's lower power transmitters are solid state, Acrodyne will produce some models using single tetrode tube final amplifiers for certain customers. Solid-state refers to the physical make-up of the transmitter components. Instead of vacuum tubes where electron flow takes place in a vacuum, solid state transmitters utilize transistors, which have crystalline structures. Tetrode and diacrode tubes are four electrode, vacuum tube amplifying devices used in the final power stage of both lower and higher power television transmitters. Acrodyne's solid-state television transmitters have the advantage of long-life and compact size as compared to tube-based units, and utilize high frequency "microstrip" designs to minimize the number of components and provide reliability. Solid-state television transmitters also have multiple amplifiers so that the loss of any one amplifier means only a partial loss of power and not lost air time. Failure of a tube amplifier, on the other hand, may cause the entire unit to go off line until a replacement tube can be installed.

UHF solid state television transmitters are particularly well-suited for LPTV Stations. In addition, there is a substantial market overseas for these UHF transmitters. Acrodyne's translators in this area cover the power range up to 10 watts in VHF and up to 10 kilowatts in UHF frequency spectra for domestic and international television formats. Substantially all of the translators sold by Acrodyne have been solid state as compared to tetrode tube-based designs. List prices for Acrodyne's lower power transmitters range from approximately $10,000 to $140,000.

Higher Power UHF Analog Television Transmitters
Higher power UHF analog television transmitters range in power from above 10 kilowatts to 240 kilowatts and higher, and account for approximately 36% of Acrodyne's sales. For television transmitters with power output levels of 10 kilowatts and above, Acrodyne uses advanced tetrode and diacrode tubes which use water vaporization cooling to prolong their useful lives. Acrodyne also utilizes a 10 kilowatts air cooled diacrode. Such advanced design features significantly reduce the operating costs of these transmitters. At identical output power, the power consumption of an advanced tetrode or diacrode transmitter is approximately 50% less than that of a transmitter using klystron tubes, a high power vacuum tube amplifying device, which is the predecessor of the current tube technology.

Acrodyne's solid-state analog transmitters can also be made at power levels of 5 to 10 kilowatts.

Acrodyne also produces analog television transmitters standard to the industry which have power ratings in multiples of 60 kilowatts in analog and 25 kilowatts in digital. Acrodyne can produce a 60 kilowatt UHF transmitter by combining two 30 kilowatt diacrode tube transmitters. More notably, the Company's mainstay high power product is the 60 kilowatt diacrode tube transmitter. The Company won the New Technology Award at the 1996 National Association of Broadcasters ("NAB") show for the development of this product. This product provides Acrodyne access to a much larger portion of the United States television transmitter market and to the international television high power transmitter market. List prices for Acrodyne's higher power analog television transmitters range from approximately $150,000 to $2,000,000 for a 240 kilowatt transmitter. As of the date of this report, the Company has sold multiple diacrode transmitters that are equivalent to eighteen 60 kilowatt sockets.

Auxiliary Products and Services
In addition to manufacturing and selling its transmitters and translators, Acrodyne also offers television broadcasters a value-added complete "turn-key" broadcast system which includes the procurement, systems integration and installation of the television transmitter and antenna and related accessory equipment. Such products and services, which are provided to both higher power and lower power broadcasters, account for approximately 28% of Acrodyne's sales. Upon request, Acrodyne technicians also supervise the installation of television transmitters on-site, in the United States and abroad. Acrodyne technicians perform additional testing after the transmitter has been connected to the station's programming sources and the transmission antenna to assure that the television transmitter operates as intended.

New Products

Since the announcement of adjacent channel assignments by the FCC to some current National Television Systems Committee (NTSC) broadcasters, the
Company believes that a whole new market has emerged exclusively for Acrodyne. The Company believes that the broad (two channel) tuning capability of Acrodyne's diacrode and advanced tetrode high power amplifiers currently offers the exclusive solution to a difficult channel combining problem. Amplification by Acrodyne of both adjacent channel signals requires only one antenna and transmission line. To the Company's knowledge, all other solutions require two of each and possibly a second tower. Consequently, the Company's primary research and development focus has become the development of Acrodyne's Adjacent Channel Technology, or ACT(tm) as it is being trademarked, for which the Company has applied for a U.S. patent.

In 1989, Acrodyne was issued a United States patent for a digital amplitude modulator-transmitter the output of which is compatible with television sets currently in use as well as for future high definition television broadcasting. Five additional patents have been granted to the Company, covering improvements and enhancements to the first patent. The Company's management believes that its design significantly improves power efficiency and performance while reducing the cost of the electronic components in the transmitter by approximately 30%. In April 1993, Acrodyne demonstrated a 1 kilowatt prototype solid-state UHF television transmitter incorporating this design at an NAB show. Management has taken measures to reserve the introduction of the digital transmitter until the ACT(tm) product line is fully developed.

THE ANALOG TELEVISION TRANSMISSION INDUSTRY
Approximately 9,300 analog translators and television transmitters with an output power level of one watt or more are in operation in the United States, and approximately 26,500 are in operation worldwide. Of these, more than 1,687 television transmitters in the United States have an output power level of 5 kilowatts or more, and more than 10,000 in operation worldwide have a power level of 5 kilowatts or more. As of December 31, 1997, there were construction permits for 90 new higher power stations and 1,495 new low power stations in the United States. As of December 31, 1997, Acrodyne had sold and delivered, since its inception, 1,640 lower power transmitters and 74 higher power transmitters in the United States and 1,555 lower power transmitters and 80 higher power transmitters abroad.

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

In December 1996, the FCC announced its decision concerning the transmitted format to be used for the transmission of DTV signals relieving the speculation that had taken place for several years. In the first quarter of 1997, the FCC allocated DTV channels in the UHF band for each full service television station in the country. Based on the most recent FCC pronouncements, those channels will co-exist with each station's existing VHF or UHF channel for 9 years after the selection of a transmission standard and adoption of a Table of Allotments, after which the pre-existing channel will be abandoned. Each station will be required to apply for a construction permit to install one DTV transmitter during the three-year phase-in period and will have three years to construct such a facility. During the remainder of the 9-year transition, each licensee may transmit on the assigned DTV channel and its regular channel. At the end of the 9-year period, each licensee must surrender the non-DTV channel. Each DTV channel will require its own transmitter and antenna if the channel assignments are not adjacent.

The Company's management believes that it can capitalize on the opportunities afforded by this emerging market because its current product line, as well as its planned digital amplitude modulator-transmitters, can be re-engineered to be compatible with the DTV digital transmission format selected.

GROWTH STRATEGY

Management of the Company believes that the Company can increase sales of its transmitters and translators based on a growth strategy centered on the following principles:
            (i)   expanding Acrodyne's sales and marketing activities;
            (ii) expanding and strengthening its network of agents and distributors;
            (iii) increasing work-in-progress inventory for expedited
                  product delivery;  and
            (iv) commercializing the one kilowatt digital transmitter
                 ("Adam(r)").

To implement the Company's growth strategy, the Company expanded its annual operating budget from $2.2 million in 1995 to approximately $4 million in 1997. Over the Company's past two fiscal years, the Sales and Marketing department has grown from three to ten individuals including sales management for the domestic high power, low power and international markets; the network of sales representatives and dealers for the international market has been upgraded to include exclusive representation in China, the Philippines, Malaysia and Brazil; and strategic new hires have been added to engineering, field service, testing, quality control and materials management in support of anticipated growth from the domestic and international markets.

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

Digital Technology

Adjacent Channel Technology (ACT(TM))
The assignment to broadcast by the FCC, in its Fifth and Sixth Report and Order of April 1997, of DTV channels adjacent to existing NTSC channels appeared to initially cause apprehension among broadcasters allotted such assignments. These broadcasters appeared to believe that in the case, at least, of DTV assignments above an NTSC channel (such assignments, the "N + 1 Case"), there existed no practical[, co-located] solution for sharing a single transmission line to a common antenna. Currently, it appears virtually impossible to manufacture a channel combiner in which there is no dead band between channels. Consequently, in the N+1 Case, broadcasters with such assignments appeared to initially believe that a second antenna and line, and perhaps a second tower, would be required.

As a solution to the problems associated with the FCC's adjacent assignments, Acrodyne's Engineering Department theorized and then confirmed that it would be possible to amplify both the NTSC and DTV signals through a single advanced tetrode or diacrode high power amplifier since the cavity tuning of such amplifiers could readily be made wide enough to carry both channels. To the company's knowledge, this is not presently possible with any other vacuum amplifying device such as the klystron, klystrode or IOT. Returning and adding a second separate DTV driver alongside the existing NTSC driver demonstrated conclusively that a diacrode 60kW NTSC 6kW Aural transmitter could readily be converted into a single 25kW NTSC 1.25kW Aural 2.5kW DTV transmitter. The Company believes that this technology works equally well for the N=1 Case and the [N-1 Case] Having tested and proved its technology, Acrodyne promptly applied to register to ACT(tm) trademark and to patent this new technology. As of the date of this Report on Form 10-KSB, both the trademark and patent applications are pending.

Because the market is so large (nearly 400 adjacent channel assignments) for which the Company believes that Acrodyne alone has a technical solution, management has decided to refocus the majority of the Engineering Department's efforts toward bringing ACT(tm) to fruition before any other major product developments. The first delivery is expected to take place in May 1998.

Acrodyne's Digital Amplitude Modulator (ADAM(r))

Acrodyne's Engineering Department has developed a one kilowatt digital amplitude modulator-television transmitter which is compatible with currently existing television transmission formats, as well as any DTV and wireless cable format. This digital transmitter, demonstrated in 1993 at a NAB show, improves power efficiency over existing television transmitters. Digital transmission involves sampling an analog video signal to create a digital video signal which then drives the digital video signal through a sequence of related solid state amplifiers, the outputs of which are then combined to produce the desired signal. By using highly efficient but non-linear solid state amplifiers, the power efficiency of a transmitter of this design using Class C type amplifiers is expected to be more than 50% greater than any television transmitter now in use. As Class C amplifiers do not preserve linearity, they cannot be used to amplify television signals. However, when Class C amplifiers are used with Acrodyne's patented digital technology, such Class C amplifiers can be combined to produce a modulated output television signal. Moreover, a solid state configuration is more reliable and will have lower maintenance costs.

As noted above, as part of the Company's growth strategy, management has decided to concentrate its immediate development efforts toward the market directly related to Adjacent Channel Technology or ACT(tm), since the Company believes no other manufacturer is in a position to do so, and to delay the introduction of the Digital Amplitude Modulation Transmitter demonstrated at the 1993 NAB show until it is fully developed for DTV use.

MARKETING AND SALES

Marketing Strategy
Acrodyne's marketing strategy is based on the technology, performance, and cost advantages of its television transmitters. The Company's solid state designs have been extensively field proven in the low power television transmitter market. Acrodyne's solid state, advanced tetrode, and diacrode equipped transmitters are widely used in the U.S. medium power television transmitter market. The Company's management believes that Acrodyne's high power diacrode equipped television transmitters, introduced in 1995, are proving more reliable and cost effective than transmitters using klystron and inductive output tubes, and that significant opportunity exists for the Company to increase sales of its solid state, advanced tetrode and diacrode technologies on the basis of the technical advantages inherent in these designs. In addition, the Company believes that the bandwidth and linearity of its advanced tetrode and diacrode tubes and cavities offer a distinct advantage to Acrodyne for DTV sales, including adjacent channel (ACT(tm)) opportunities. Longer term, Acrodyne's patented digital amplitude modulator transmitter design is expected to enhance the performance and cost advantages of its current product line and permit Acrodyne's entry into other product areas.

General

Sales department representatives are strategically located to respond to client needs in an efficient and economical manner. Regional sales managers gather information about potential transmitter business in their territories from industry journals, personal networking, and telemarketing. They follow through on leads by telephone and personal contact. Proposals for standard commercial sales are generated in the field. The home office sales team receives and evaluates all government bids and requests for quotation ("RFQ") for non-standard product. In responding to bids, RFQ's, and standard proposals for lower power applications, Acrodyne is often either a sole source, or competing with one or two firms of similar size specializing in lower power products. When Acrodyne pursues higher power opportunities, it competes with major international manufacturers. The sales department organizes, prepares and presents proposal and bid packages to a potential client based on the most cost effective design, taking into account the client's exact requirements, and optimum engineering and manufacturing considerations. The broadcast industry is strictly regulated, both in the United States and abroad; therefore transmitter purchases are not forthcoming on a regular basis. The goal of the sales department is to broaden the Company's client base to in effort to establish a steady stream of purchasers of the Company's products.

Domestic Sales
Domestic sales account for approximately 70% of the Company's net sales in 1997. Transmitter and translator equipment and turnkey systems are sold directly to television station operators. Domestic sales are handled by regional sales managers located in field offices supported by management and applications personnel at the Company's factory. Regular contact promotes coordination of effort for optimum performance. Domestic sales negotiations often require weeks or months of consultative effort. All domestic sales staff are required to have in-depth industry knowledge to guide the prospective client to cost-effective, responsible purchasing decisions.

Domestic payment terms are normally 30% of the purchase price payable upon order, 60% due when the equipment is ready for shipment, and the final 10% due thirty days after shipment.

International Sales
International sales accounted for approximately 30% of net sales in 1997. Independent manufacturers' representatives and distributors, who normally have specific account affiliations within a particular country, operate on an exclusive and non-exclusive basis and receive a negotiated commission rate.
In general, Company management believes that sales to international customers have been steadily growing in the past few years for United States-based television transmitter manufacturers, and that market growth in these areas will accelerate as a result of the recent ascendancy of democratic governments in the former eastern bloc nations, the trend toward greater privatization of broadcasting in general and the expansion of new communication services in developing countries.

International payment terms are similar to domestic payment terms and rely on an irrevocable letter of credit payable upon presentation for any balance outstanding at the time of shipment. A portion of the Company's present business is subject to performance bonds, "holdbacks" (a renegotiation of profits) or contract termination credits against the purchase price.

Customer Base

Acrodyne's customer base is large and diversified. Acrodyne's business has historically been dependent upon a relatively small number of significant transmitter sales with one-time customers. No single commercial customer accounted for more than 10% of total sales in 1997.

Although Acrodyne is not dependent upon military contracts or upon customers who are dependent on military contracts, its largest recurring customer is the United States General Services Administration which is primarily responsible for United States Government procurement including, to some degree, military procurement. Such customer accounted for approximately 3% of net sales in 1996 and approximately 17% of net sales in 1997.

GOVERNMENT REGULATION

Industry Regulation
Transmission characteristics are stringently regulated in the United States by the FCC and abroad by local governments and international treaties. United States television transmission is in either the VHF band, covering the frequency ranges from 54 MHz (Channel 2) to 88 MHz (Channel 6) and 174 MHz (Channel 7) to 216 MHz (Channel 13), or the UHF band, covering the frequency range from 470 MHz (Channel 14) to 806 MHz (Channel 69). Users include governments, not-for-profit and privately owned and operated commercial, educational, foreign language and religious broadcasters. United States broadcasters are regulated by the FCC as to operating characteristics and suitability of ownership. Acrodyne has registered all of its television translators and transmitters with the FCC and believes that its products and procedures satisfy all the criteria necessary to comply with the regulations of the FCC.

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

Competition
Acrodyne competes, with respect to lower power applications, on the basis of product features, quality, technology advantages, dependability, life cycle, costs associated with acquiring and operating the equipment, and reputation. The domestic lower power UHF market is dominated by a small number of American companies. Acrodyne competes with specialty firms of similar size and resources, such as EMCEE Broadcast Partners, LARCAN-Television Technology Corp. ("TTC") or Information Transmission Systems Corporation ("ITS") in this market. The VHF market represents an insignificant percentage of Acrodyne's sales.

Unlike the lower power domestic market, the higher power domestic market is characterized by intense competition from companies that are much larger than Acrodyne and which possess significantly greater resources. The high power television transmitter market is currently dominated by larger companies with older klystron technology or newer inductive output tubes ("IOT"). IOTs are amplifying devices used in higher power television transmitters, which utilize features from tetrode and klystron technology. The higher power transmitter market is dominated by suppliers such as Comark, a subsidiary of Thomson-CSF and Harris Corporation ("Harris"). Both Comark and Harris have access to significant resources, both financial and otherwise.

The international markets are characterized by intense competition in both the higher power and lower power segments. For lower power applications, particularly in the third world and newly developing countries, price considerations typically are the determining factor. Acrodyne has been very competitive in this market and a significant portion of Acrodyne's business has been derived from lower power solid state transmitters sold in these countries. For higher power applications overseas, Acrodyne's primary competition comes from companies that are much larger, have significantly greater resources, and are willing to offer attractive financing terms in order to secure new business. Acrodyne's major competition in this market comes from Thomson-CSF (France), Nippon Electric Corporation (Japan), and Rohde & Schwarz (Germany). The foregoing foreign competitors have a dominant market position within their home countries. The Company's management does not expect that the Company will be able to compete with such companies in their respective home countries in the near future. Harris Corporation, a U.S. company, is also a very strong competitor in most international markets.

The primary competing technology to Acrodyne's higher power advanced tetrode tube products are transmitters offering the IOT design. IOTs were developed as an attempt to improve the linearity and efficiency of klystron tubes. However, the IOT configuration is significantly more expensive to build. In addition, another major drawback to IOT-based transmitters is that they are much more complicated and difficult to service, with the time required to change a tube averaging about one full day (during which time the transmitter must remain off the air) whereas an advanced tetrode or diacrode tube can be changed on-site in about 20 minutes. The Company's management believes that for both analog and digital requirements, Acrodyne's advanced tetrode or diacrode tube transmitter designs are more cost effective than competing technologies based upon initial capital expenditures, tube replacement, maintenance and operating efficiency.

Manufacturing
Acrodyne's manufacturing department includes a machine shop, circuit board assembly, assembly fabrication, wire and cable harness fabrication and final systems assembly. Acrodyne does not utilize, and is not dependent upon, any unusual raw materials or processes in the design of its products. Other than the advanced tetrode tubes supplied by Thomson Components and specialized transistors supplied by Thomson SGS and Ericsson, the Company purchases from multiple sources to the maximum extent practical. Acrodyne maintains limited inventory quantities of materials in excess of its immediate requirements. Major purchased parts include fabricated printed circuit boards, water cooling pumps and specialized output filters, output power tubes and cavities and power transformers. As part of an ongoing profit improvement program, manufactured subassemblies, where appropriate, are reviewed for suitability for outsourcing to contract vendors. Outsourcing provides decreased costs, improved quality and better inventory control.

Acrodyne machine shop fabricates heat sinks, metal cabinet parts and specialized interior mounting panels. Chemical etching of circuit boards and painting of cabinets is performed by outside suppliers to minimize the potential for adverse environmental consequences at Acrodyne's facility. Assembly occurs in a build-to-order job shop environment utilizing standard assembly modules depending on the frequency and output power level of the transmitter. All phases of assembly are carried out in a single open area comprising approximately 15,000 square feet.

The first phase of the assembly process includes placing electronic and electrical components on two-sided, single layer circuit boards. These circuit boards are mated with a mechanical structure and are then built into modules. The modules are assembled into cabinets along with other purchased components, the electrical harness and, in the case of higher powered units, plumbing for the water cooled tetrode tubes. Completed television transmitters, which may be comprised of as many as seven six-foot high cabinets depending on the output power level, then move from final assembly into system test. Eight weeks are normally required for a television transmitter to complete the manufacturing cycle and be ready for shipment. In some cases, customer education and training sessions are conducted at Acrodyne's facility prior to shipment of a television transmitter. A service manual is written for each product type sold, a copy of which is maintained in Acrodyne's reference library.

In a continuing effort to support product quality, a quality assurance manager was hired in 1997. This position reports directly to the General Manager. Quality assurance procedures are in place during incoming parts inspection and throughout the production process. Assemblies are thoroughly tested and inspected in the manufacturing area for accuracy and workmanship prior to final assembly and systems testing. Connected utility power is adequate to meet all current test requirements for high power systems up to 30 kilowatts. After systems testing, results are verified to be in accordance with specifications. A final mechanical inspection is performed just prior to shipment. A permanent record of all test results is maintained for future reference.

Acrodyne provides a limited one year warranty on its products with the exception of vendor parts which are warranted by their manufacturer.

Testing, Product Support and Field Service
To support the requirements for extensive testing of high power digital transmitters, the Company incurred capital expenditures in 1997 in excess of $150,000.00 to acquire diacrode and DTV test equipment as well as a high voltage electrical generator. Module and full system testing is performed by skilled technicians using a full array of highly sophisticated television transmitter test equipment. A technical manual for each product by serial number accompanies each television transmitter. A duplicate manual is maintained at the factory to minimize field troubleshooting time.

Acrodyne's Engineering Department provides technical information necessary to complete requests for sales quotations, accompanies sales representatives in visits to customer sites, prepares customer manuals and regularly publishes promotional oriented articles in trade journals, and presents technical papers at important conventions and exhibitions.

PATENTS AND TRADEMARKS
Acrodyne is the owner of United States Patent 4,804,931, entitled Digital Amplitude Modulator-Transmitter, issued on February 14, 1989, expiring in 2006. Digital Amplitude Modulation is the process of converting an arbitrary video or audio signal into successive binary words of sampled equivalent information which control the presence or absence of power signal sources to synthesize such information in a high power combiner, such as a television transmitter for broadcasting the signal. The process offers less distortion and greater power efficiency than any other method. Six additional patents based on the general technology of the original patent have also been granted. For one key patent with respect to DTV and wireless cable, Acrodyne has filed for international patent protection. Certain additional steps have been taken under the PCT (Patent Cooperation Treaty) to apply for foreign protection on the other patents.

Acrodyne has also applied for a U.S. patent covering the Adjacent Channel Technology concept and has also applied to register the ACT(tm) trademark.

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

EMPLOYEES
Acrodyne currently employs approximately 76 individuals on a full-time basis, none of whom are union members. Acrodyne believes it has a good relationship with its employees.

Item 2. Description of Property

Acrodyne's headquarters and manufacturing facility is located at 516 Township Line Road in Blue Bell, Pennsylvania, 19422. Its site includes a 30,000 square foot single story building on approximately ten acres. The facility is rented under a lease expiring July 31, 2000 and includes a five-year extension option and the ability to terminate the current lease if a larger facility is needed. The current rental rate is approximately $6.65 per square foot or $199,500 annually excluding taxes, insurance and maintenance which the Company is responsible for paying. Total lease expense was $202,400 for the year ended December 31, 1997. This represents a $4,200 increase over the total 1996 lease expense, resulting from an annual price adjustment which is based on a consumer price index calculation.

The Company also operates a machine shop located at 704 Forman Rd, Souderton, PA 18964. This facility consists of 5,000 square feet of warehouse and manufacturing space. The facility is rented under a lease that commenced in November 1996 and expires in October 2001. The current rental rate is
approximately $3.50 per square foot or $17,500 annually.   Lease expense over
the five year term totals $87,499.80 excluding taxes, insurance and maintenance.

The Company's management believes the facilities are sufficient to meet current and future needs. Included at the Blue Bell facility are all office, engineering, manufacturing and test operations.

Item 3. Legal Proceedings

There are no legal proceedings pending to which the Company is party.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION
Since October 1994 the principal market on which the Company's common stock, units and warrants are quoted is the NASDAQ Small Cap over-the-counter market under the symbols ACRO, ACROU and ACROW, respectively. ACROU (units) and ACROW (warrants) ceased trading on July 29, 1996.

HOLDERS
As of March 16, 1998, there were 1,931 beneficial holders of record of the Company's Common Stock, along with 110 holders of record.

DIVIDENDS
No dividends on the Company's Common Stock were declared during fiscal 1997. The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the growth of its business and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

The Company paid dividends of $64,087 during fiscal 1997 to the holders of the Company's 8% Convertible Redeemable Preferred Stock as described further in the "Liquidity and Capital Resources" section below. The next dividend payment of $14,028 is expected to be made on April 1, 1998.

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

QUARTER ENDING
			High		Low
March 31, 1996.....   $5-5/8          $3-15/16
June 30, 1996......    7-5/8           5
September 30, 1996.    7               4-1/8
December 31,1996...    6-7/8           3-5/8

March 31, 1997.....    5-1/4           4-3/8
June 30, 1997.......   6-1/4           4
September 30, 1997.    5-5/8           3
December 31, 1997..    5-1/2           2-5/8

As of the close of business on March 16, 1998 the high and low bid price for the Company's Common Stock was $4-3/16 and $3-7/8, respectively.
For a description of certain recent sales of unregistered securities, see "Significant and Recent Events" below.

Item 6. Management Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The business of Acrodyne Communications, Inc. (the "Company") is conducted through its sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne"). The following discussion compares the Company's actual results for the years ended December 31, 1997 and 1996.

RESULTS OF OPERATIONS
Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996
                                              1997               1996

Net Sales.. ......................    $     8,171,612      $  10,417,029
Cost of Sales.....................          6,869,003          7,371,857
                                            ---------          ---------
    Gross Profit..................          1,302,609          3,045,172
                                            ---------          ---------
Operating expenses:
 Engineering, research and development.       823,406            807,287
 Selling..........................          1,609,600          1,359,013
 Administration...................          1,543,824          1,550,686
 Amortization:
    Goodwill and intangibles......            156,496            156,496
    Noncompete agreement..........             75,000             75,000
                                            ---------          ---------
Total operating expenses..........          4,208,326          3,948,482
                                            ---------          ---------
Operating loss....................         (2,905,658)          (903,310)
Other income (expense):
  Interest expense, net...........           ( 15,218)           (70,845)
  Other income (expense), net (see Note 9)..    7,902           (247,255)
                                           ----------          ----------
Net loss..........................        ($2,912,974)        ($1,221,410)
                                          ------------        ------------
Dividend on 8% Convertible Redeemable
        Preferred Stock                     (  64,087)          ( 482,224)
                                          ------------        ------------
Net loss applicable to common shares      ($2,977,061)       ( $1,703,634)
                                          ============       =============
Net income (loss) per common share      $       (0.65)      $       (0.48)
Weighted average number of                ------------       -------------
      common shares outstanding             4,584,347           3,558,856
                                          ------------       -------------

Net Sales for the year ended December 31, 1997 were $8,171,612 which reflects a 22% decline from net sales for the year ended December 31, 1996.
Management believes this shortfall is directly related to the lack of capital spending in the broadcast industry. For the past two years the industry has postponed any significant transmission equipment expenditures pending a clear plan for the emergence of Digital Television. During 1997 this DTV plan was being finalized by the FCC and early in 1998 the final channel allocations were defined. Without these allocations, the Company believes that broadcasters were unable to specifically define their transmitter requirements and thus the entire transmitter manufacturing industry was set back. Accordingly, in order to generate sales volume and to obtain a portion of the available business in 1997 in an increasingly competitive market, the Company's margin on sales, on an operating basis, fell to 21% as compared to 29% in 1996 (see "Liquidity and Capital Resources" below).

The Company experienced a charge to profit in 1997 of $364,000 as a result of a change in estimate of obsolete inventory. The impact on gross profit margin is a reduction from 21% before the change to 16% at December 31, 1997. This estimate change is consistent with technology changes and trends that are occurring industry wide. In addition, Acrodyne, and perhaps the entire industry, is on the verge of converting to Digital TV from the present analog design. This change will further reduce the installed base of older technology analog transmitters and thus further reduce the need for spare parts.

As a result of the Company's continuing to focus on its strategic plan, total operating expenses increased 6.6% from 1996 to 1997. Selling expenses increased 18.4% over the year. The Company made conscious decisions to position itself to be able to take advantage of the anticipated industry wide increase in capital expenditures that will take place as a result of recent FCC rulings.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from customer deposits, internally generated funds, and use of its credit facility. At December 31, 1997, the Company's working capital decreased $994,806 compared to December 31, 1996. This reduction was due primarily to the use of working capital for operations and a lack of sales activity during 1997.

Accounts receivable at December 31, 1997 were $943,183 and reflect a $1,213,925 reduction from 1996. This decline is due mainly to the lower sales volume experienced during 1997. The majority of the Company's sales of domestic transmitters are made with credit terms of a non-refundable 30% deposit at the time of placing the order, 40% to 60% prior to shipment and 10% to 30% net thirty days. The Company continues to require an irrevocable letter of credit on international orders.

Inventories, net of reserves, increased to $5,271,449 at December 31, 1997 from $4,487,887 at December 31, 1996. This increase is due to lower sales volume without a corresponding reduction in inventory, slow turnover due to delayed purchasing of Digital transmission equipment for replacement or upgrading of current transmission equipment, the Company's strategy to have sufficient inventories on hand to provide quick turnaround to strengthen its market position, and higher volume purchasing by the Company to take advantage of discount opportunities. In addition, a portion of the increase can be attributed to the addition to inventory of two finished products: the Acrodyne model AuD-6T digital transmitter and the Acrodyne ACT(tm)-AuD-25D transmitter. The Company has built these units for demonstration purposes in anticipation of future sales.

The Company purchased a full complement of Digital Technology test equipment from Hewlett Packard. This test equipment has enabled Engineering Department to properly monitor and test the Company's Digital products in compliance with the new 8-VSB technology (Digital Modulation scheme). The Company believes that the use of these assets demonstrates its DTV and ACT(tm) capabilities which are expected to enhance its sales opportunities for 1998 and beyond.

In March of 1998, the Company and Acrodyne, as co-borrowers, established a new $1,500,000 credit facility with a bank for working capital purposes to replace its then existing bank credit facilities. Also, in the same month, the company reserved $500,000 for an irrevocable standby letter of credit to partially secure the Senior Subordinated Note described below. At December 31, 1997 and March 31, 1998 there was no balance outstanding under the Company's and Acrodyne's credit facility. The March 1998 credit facility is secured by the assignment of a Certificate of Deposit in the amount of $1,500,000 maintained at the bank. The standby letter of credit is secured by a $500,000 Treasury Bill maintained at the issuing bank.

The Company is obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of a $1,450,000 Senior Subordinated Note. Interest on such note is payable at the rate of 9% per annum. Such note is partially secured by the irrevocable standby letter of credit in the principal amount of $500,000 mentioned above. The first thirteen (13) quarterly payments totaling $1,260,439 (including interest) under such note have been made through January 23, 1998 pursuant to the agreement. The next quarterly payment of $78,131 (including interest) is due on April 23, 1998.

Significant and Recent Events

During the first and second quarters of 1996, the Company privately placed, pursuant to Rule 505 under the Securities Act of 1933, as amended (the "Act"), an aggregate of 7,900 shares and 2,600 shares, respectively, of its then newly created class of 8% convertible redeemable preferred stock, par value $1.00 per share (the "Preferred Stock"), for which the Company received aggregate proceeds of $790,000 and $260,000 respectively. In 1997 an aggregate of 4,000 shares of the Preferred Stock were converted into 100,000 of such shares of the Company's common stock in accordance with the conversion provisions of the preferred stock.

In consideration for advisory services related to the Acrodyne acquisition, the Company sold warrants to Alchemy Capital to purchase 170,000 shares of common stock at an exercise price of $3.00 per share on October 24, 1994. As of December 31, 1997, 20,000 of these warrants have been exercised, raising net proceeds of $60,000.

During 1996, the Company paid $125,200 and issued an aggregate of 465,000 warrants to a financial consulting firm, Colin Winthorp, for advisory services performed during the year. The warrants are exercisable over a three year period at prices ranging from $4.00 to $5.00. During the year ended December 31, 1997, 10,000 of such warrants were exercised at an exercise price of $4.00 per share.

On April 15, 1997, the Company's Board of Directors approved the Company's 1997 stock option plan with authorization to grant options with respect to an aggregate of up to 450,000 shares of the Company's common stock. On January 20, 1998 the stock option plan had been amended to add another 200,000 shares of the company's common stock. There have been no options granted through March of 1998.

On November 7, 1997, the Company privately placed with a group of investors 800,000 shares of its common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $2,000,000. Concurrently, the Company also issued warrants for the purchase of up to 500,000 shares of its common stock, with such warrants being exercisable until November 7, 2002 at an exercise price of $3.00 per share of common stock. These securities were all issued pursuant to the exemption from registration under the Act set forth in
Section 4(2) of the Act (such issuance of the shares and warrants, collectively, the "Private Placement"). Scorpion Holdings Inc. ("Scorpion") arranged for the financing by the investors in the Private Placement.

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

Of the total number of warrants issued in the Private Placement, warrants for the purchase of up to 50,400 shares of common stock were issued to Newlight; warrants for the purchase of up to 84,600 shares of common stock were issued to Newlight BVI; warrants for the purchase of up to 165,000 shares of common stock were issued to SAI; and warrants for the purchase of up to 200,000 shares of common stock were issued to S-A Partners, an affiliate of Scorpion. The warrants issued to the Investor Group were issued in consideration of the Investor Group's investment in the Company; the warrants issued to S-A Partners were issued in consideration of Scorpion's introduction of the Investor Group to the Company.

Pursuant of the terms of the Private Placement, the Company expects to file shortly following the filing of this 10KSB document, a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale, under the Act, the shares of common stock sold in the Private Placement and the shares of common stock underlying the warrants sold in the Private Placements. However, the Investor Group has agreed not to sell or otherwise dispose of such shares and warrants for a period of one year after the Private Placement. The Company has also agreed that for so long as the Investor Group owns beneficially not less than 10% of the Company's issued and outstanding common stock, on a fully diluted basis (assuming the exercise or conversion of all securities exercisable or convertible into common stock):
(i) the Company's Board of Directors shall consist of five directors; (ii) the Investor Group shall be entitled to nominate one director for election as a member of the Board of Directors of the Company at the annual meeting of stockholders or any other meeting at which directors are elected, and the Company shall include such nominee in the slate of nominee directors recommended for election by the incumbent directors and management; and
(iii) the Company shall include in such slate of nominee directors at least two nominees who are not affiliated with the Company's management or with the Investor Group and who shall be selected with the consent of the Investor Group, whose consent shall not be unreasonably or arbitrarily withheld. In addition, the Company has entered into an advisory agreement with Scorpion pursuant to which Scorpion has agreed to provide certain financial advisory services to the Company in connection with the Company's management and strategic planning and its identification of opportunities for growth.

As of March 16, 1998, the Company had approximately $2,420,000 of available cash and cash equivalents on hand, as compared to $3,011,294 and $3,931,544 as of December 31, 1997 and December 31, 1996, respectively. The reduction is due primarily to the use of capital for funding operations due to lack of sales volume during 1997.

Available cash on hand combined with cash flow from operations and available funds under the line of credit and other financing sources are anticipated to be sufficient to finance the operations and obligations of the Company through March 1999.

Item 7. Financial Statements

See pages 32 to 48 of this report for the financial statements required by this item.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There is no information relevant to the Registrant which must be disclosed under this item.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, officers and significant employees of the Company are as follows:

NAME                           AGE    POSITION

Robert Mancuso..............    60    Chairman of the Board and President
                                        of the Company and Acrodyne
Martin J. Hermann............   59     Director, Secretary and
                                        General Counsel of the Company
Dr. Elmer M. Lipsey..........   73     Director of the Company
Daniel D. Traynor.............  55     General Manager and Vice President of
                                         Acrodyne and Director of the Company
Dr. Timothy P. Hulick.........  55     Vice President/Engineering of Acrodyne
Robert F. Raucci............... 43     Director of the Company
Ronald R. Lanchoney............ 51     Chief Financial Officer of Acrodyne

A. ROBERT MANCUSO has been Chairman of the Board and President of the Company since its inception in May 1991. Since July 1991, he has also been president of R.M. Hudson Co., Inc., financial consultants for mergers and acquisitions. From January 1987 to June 1991, he served as vice president of Reichhold Chemicals, a specialty chemical company. From January 1987 to June 1991, he also served as president of RBH Dispersions, another specialty chemical company. From July 1986 to December 1989, he was senior vice president of Polychrome Corporation, a manufacturer of film and printing plates for the ink industry, and president and chief executive officer of Polychrome Chemicals, a specialty chemical manufacturer. Reichhold Chemicals, RBH Dispersions, Polychrome Corporation and Polychrome Chemicals are owned by Dainippon Ink & Chemicals, Inc., a Japanese chemical conglomerate. Prior to joining the Polychrome companies in 1986, Mr. Mancuso was employed by Union Carbide Corporation for 26 years.

MARTIN J. HERMANN has served as a Director, Secretary and General Counsel of
the Company since its inception.   Mr. Hermann has been engaged in the
private practice of law since 1963.

DR. ELMER M. LIPSEY has been a Director of the Company since December 24, 1993. Since 1984 he has been the President and Chief Executive Officer of E.M. Lipsey Associates, Inc., a company which he founded to design and manufacture digital communications and navigation equipment and systems. Since 1991 he has also been the Chief Scientist and a Director of The LuxCel Group, Inc., a cellular communications company. Dr. Lipsey has specific expertise on the propagation of radio signals, holds several patents, has published numerous scientific and engineering papers, and was an engineering consultant to the U.S. Air Force and Navy.

DANIEL D. TRAYNOR has been employed by Acrodyne since 1970, has been its Vice President since 1985 and the General Manager since 1990, and has the responsibility for overall day to day management of Acrodyne, including supervision of production, sales and marketing. Prior to 1970, he held engineering management positions with American Electronics Laboratories. Mr. Traynor has served as a Director of the Company since October 1994.

DR. TIMOTHY P. HULICK has been Vice President--Engineering of Acrodyne since 1985, with responsibility for product concept, design and development, as well as final test and field service. Dr. Hulick authored Acrodyne's 1989 United States patent for the digital amplitude modulator design concept. Prior to 1985, Dr. Hulick was director of transmitter products development at the Broadcast Products Division of Harris Corporation and President of Electronic Research Corporation.

ROBERT F. RAUCCI has newly served as a Director of the Company since January 1998. During 1997, Mr. Raucci has been a Managing Member for Newlight Management, LLC, a technology oriented private equity management firm. Prior to joining Newlight, Mr. Raucci was the President of RAM Investment Corporation ("RAM). RAM, formed in 1994, makes venture capital investments and advises institutional private equity clients. Before forming RAM, Mr. Raucci spent the preceding 9 years (1985-1994) at Alliance Capital Management Corporation, a leading global investment management organization. Mr. Raucci was part of a team that managed a portfolio of $300 million in private equity investments, including new venture capital partnerships, secondary purchases of existing venture capital investments, and direct company investments. Between 1976 and 1985, Mr. Raucci worked for Graphic Scanning Corporation ("GSC"), a publicly traded telecommunications service and manufacturing company. Mr. Raucci was seconded to Digital Communications Corporation
(a subsidiary of M/A-Com, Inc.) in Germantown, Maryland for two years as a software engineering consultant. During his employment at GSC Mr. Raucci held various senior management positions in engineering and technical marketing.

RONALD R. LANCHONEY has been the Chief Financial Officer of the Company since March 1998. Prior to that date, Mr. Lanchoney held the position of Consulting CFO for Acrodyne. As an independent financial consultant, Mr. Lanchoney operated his own management and financial consulting business from August 1996 until joining the Company on a full-time basis in March 1998. From 1978 to mid 1996, Mr. Lanchoney was the Executive Vice President and Co-founder of I/O Corporation, a distributor of advanced technology electrical and electronic control equipment. From 1970 to 1978, Mr. Lanchoney held various positions including division controller with I-T-E Imperial Corporation, a manufacturer of High and Low Voltage Electrical switchgear, distribution and control equipment.

Directors will serve in such capacity until the next annual meeting of the stockholders or until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board or pursuant to an employment agreement.

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

Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with through December 31, 1996 and December 31, 1997.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION      The following table summarizes the compensation
earned by the Company's executive officers, for services provided during fiscal years 1997-1996.

			SUMMARY COMPENSATION TABLE

Name & Principal Position                                   Year      Salary
A. Robert Mancuso
 Chairman of the Board and Chief Executive Officer........  1997    $150,000
                                                            1996    $150,000

Daniel Traynor
 General Manager and Vice President.......................  1997    $126,500
                                                            1996    $126,500

Dr. Tim Hulick
 Vice President--Engineering..............................  1997    $113,000
                                                            1996    $113,000

OPTION/SAR GRANTS IN LAST FISCAL YEAR - NONE
(Individual Grants)

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                            Number of
                                            Securities          Value of
                                            Underlying          Unexercised
                                            Unexercised         in-the-Money
                                            Options             Options
Name                                        at 12-31-97         at 12-31-97

A. Robert Mancuso       Exercisable             237,500         $      0
                        Unexercisable                 0         $      0
Daniel Traynor          Exercisable              37,500         $      0
                        Unexercisable                 0         $      0
Timothy Hulick          Exercisable              37,500         $      0
                        Unexercisable                 0         $      0
*David Meister          Exercisable              37,500         $      0
                        Unexercisable                 0         $      0

* Former consulting CFO until January 1996.

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
  Title of    Name & Address      Amount & Nature      Percent of
   Class      of Beneficial Owner of Beneficial Owner  Class
____________  ________________    ________________     ________
                    (a)
Common Stock  Scorpion-Acrodyne   605,000 shares(b)     11.04%
               Investors, LLC
Common Stock  Colin Winthrop      455,000 shares(c)      7.89%
               & Co., Inc.
Common Stock  Daniel Traynor      185,460 shares(e)      3.47%
Common Stock  A. Robert Mancuso   292,500 shares(d)      5.27%
Common Stock  Martin J. Hermann   43,000 shares          0.80%
Common Stock  Dr. Elmer M. Lipsey 5,000 shares            .09%

All officers and directors as a group  (6 persons)
                                  628,260 shares        11.09%
--------
(a) The address of Scorpion-Acrodyne Investors, LLC ("SAI") is 505 Park Avenue, New York, New York, 10022. The address of Colin Winthrop & Co., Inc. ("Colin") is 100 Jericho Quadrangle, Suite 337, Jericho, New York, 11753. The address of Messrs. Traynor and Mancuso is c/o the Company, 516 Township Line Road, Blue Bell, Pennsylvania 19422. The address of Dr. Lipsey is 6719 Wemberly Way, McLean, Virginia 22101. The address of Mr. Hermann is 725
Glen Cove Avenue, Glen Head, New York  11545.

(b) Based solely on Company's review of a filing made by SAI on Schedule 13D, dated as of March 4, 1998. Includes 440,000 shares of common stock owned by SAI and 165,000 shares of common stock issuable to SAI upon exercise of outstanding warrants exercisable within 60 days after the date of this Annual Report on Form 10-KSB. Arabella, S.A., which was also a reporting person with respect to such Schedule 13-D, is described in such Schedule 13-D as being an 81.82% member of SAI.
(c) Includes 455,000 shares of common stock issuable to Colin Winthrop upon exercise of outstanding warrants exercisable within 60 days after the date of this annual Report on Form 10-KSB.

(d) Includes 237,500 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Mancuso consisting of (i) 137,500 shares of Common Stock issuable pursuant to the Company's 1993 Stock Option Plan of which 100,000 and 37,500 shares vested on October 14, 1995 and June 9, 1996, respectively, (ii) 100,000 shares of Common Stock issuable pursuant to the terms of his employment agreement of which 33,333 vested on January 1, 1995 and 1996 and 33,334 vested on January 1, 1997.

(e) Includes 37,500 shares of common stock issuable upon the exercise of stock options granted to Mr. Traynor pursuant to the Company's 1993 Stock Option Plan of which all shares vested on June 9, 1996.

Item 12. Certain Relationships and Related Transactions

As of October 24, 1997, the Company entered into a Financial Consulting Agreement with Scorpion Holdings, Inc. ("Scorpion") Scorpion is retained to provide financial management, strategic planning and to arrange private and public financing along with review and analysis of potential acquisition candidates. The annual consulting fee of $120,000 is paid in 12 monthly installments of $10,000. The agreement may be terminated by either party at any time with 60 days prior notice.

Item 13. Exhibits and Reports on Form 8-K

(a) The following constitutes an Exhibit Index of the applicable Exhibits to this report:

DESCRIPTION OF EXHIBIT
-----------------------------------------------------------------------------
3.1*      Certificate of Incorporation of Acrodyne Holdings, Inc.
3.2*      By-Laws of Acrodyne Holdings, Inc., as amended to date
3.3*      Certificate of Incorporation of Acrodyne Industries, Inc.
3.4*      By-Laws of Acrodyne Industries, Inc., as amended to date
3.5 Certificate of Amendment to Certificate of Incorporation of Registrant Changing its Name from Acrodyne Holdings, Inc. to Acrodyne Communications, Inc.
3.6 Form of Certificate of Designation Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations, Restrictions, of the 8% Convertible Redeemable Preferred Stock of Acrodyne Communications, Inc.
4.1*      Specimen Share Certificate
4.2*      Form of Redeemable Common Stock Purchase Warrant
4.3*      Form of Unit Certificate
10.1* Stock Acquisition Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc., Marshall Smith and Acrodyne Industries, Inc. (without exhibits), as amended
10.1A* Amendment No. 3, dated September 21, 1994, to the Stock Acquisition Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc., Marshall Smith and Acrodyne Industries, Inc.
10.2*     Form of Senior Subordinated Installment Promissory Note
10.3* Hulick and Traynor Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc., Dr. Timothy Hulick, Daniel Traynor and Acrodyne Industries, Inc. (without exhibits), as amended
10.3A* Amendment No. 2, dated September 21, 1994, to the Hulick and Traynor Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc., Dr. Timothy Hulick, Daniel Traynor and Acrodyne Industries, Inc.

10.4* Minority Shareholders' Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc. and certain minority shareholders of Acrodyne Industries, Inc. (without exhibits), as amended
10.4A* Amendment No. 2, dated September 21, 1994, to the Minority Shareholders' Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc. and certain minority shareholders of Acrodyne Industries, Inc.
10.5*     Form of Non-Compete Agreement by and among the Company and Marshall
          Smith
10.6*     Form of Consulting Agreement by and among the Company and Marshall
          Smith
10.7*     Form of Promissory Note
10.8*     Form of Mancuso Employment Agreement
10.9*     Form of Hulick Employment Agreement
10.10*    Form of Traynor Employment Agreement
10.11*    1993 Stock Option Plan of the Company
10.12*    Form of Warrant Agreement
10.13* Confirmation Letter, dated September 13, 1994, from CoreStates Bank, N.A. regarding a line of credit of up to $1,200,000
10.14* Financial Advisory Agreement, dated as of September 14, 1993, by and between Alchemy Capital Corp. and Acrodyne Holdings, Inc., as amended to date.
10.15** Financial consulting agreement dated July 1, 1995 between the Company and Colin Winthrop & Co., Inc. and form of warrant given to Colin Winthrop & Co., Inc.
10.16** Financial consulting agreement dated January 1, 1996 between the Company and Colin Winthrop & Co., Inc. and form of warrant given to Colin Winthrop & Co.,Inc.
10.17 Form of Subscription Agreement, dated March 29, 1996 between Acrodyne Communications, Inc. and (i) Furst Associates and (ii) Eagle Partners.
10.18 Form of Subscription Agreement, dated May 7, 1996 between Acrodyne Communications, Inc. and (i) FM Partners and (ii) Dynamic Value Partners.
10.19 Form of Subscription Agreement, dated Nov. 7, 1997 between Acrodyne Communications, Inc. and Newlight Associates L.P., Newlight Associates (B.V.I.), Scorpion-Acrodyne Investors LLC and S-A Partners.
21.0      Subsidiaries of the Registrant
23.1      Consent of Independent Accountants
27.0      Financial Data Schedule
------------------
* Incorporated by reference from the Form SB-2 filed by the Registrant (file number 0-24886) with the U.S. Securities and Exchange Commission on October 11, 1994.

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

           Acrodyne Communications, Inc.
                   (Registrant)

By 	/s/ A. Robert Mancuso
   A. Robert Mancuso, President, CEO and Director

Date      3/27/98

In accordance with the Exchange Act, this report has been signed below by the following persons on and behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Daniel D. Traynor
   Daniel D. Traynor, Director

Date       3/27/98

By          /s/ Martin J. Hermann
   Martin J. Hermann, Director

Date       3/27/98

By      /s/     Dr. Elmer M. Lipsey
   Dr. Elmer M. Lipsey, Director

Date       3/27/98

By          /s/ Ronald R. Lanchoney
   Ronald R. Lanchoney, CFO

Date       3/27/98

Acrodyne Communications, Inc.
Consolidated Financial Statements
December 31, 1997

	Report of Independent Accountants


To the Board of Directors and Shareholders of Acrodyne Communications, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP






Philadelphia, PA
March 18, 1998

	Report of Independent Accountants


March 18, 1998

To the Board of Directors and Shareholders of Acrodyne Communications, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Acrodyne Communications, Inc.
Consolidated Balance Sheet
December 31, 1997 and 1996

                                                1997           1996
	Assets
Current assets:
 Cash and cash equivalents                 $  3,011,294   $  3,921,544
 Accounts receivable, net of
 allowance for doubtful accounts
 of $24,327 at December 31, 1997 and 1996       943,183      2,157,108
 Inventories                                  5,271,449      4,487,887
Prepaid expenses and deposits                   105,067         63,957
                                           ------------   ------------
Total current assets                          9,330,993     10,630,496
Property and equipment, net                     666,395        574,311
Note receivable                                  85,436         79,935
Non-compete agreement, net                      510,822        585,822
Goodwill, net                                 4,212,202      4,368,698
                                            -----------   ------------
Total assets                                $14,805,848    $16,239,262
                                            ===========   ============
	Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt            $ 352,082      $ 336,147
Accounts payable                             1,151,372      1,425,149
Accrued expenses                               238,796        383,822
Customer advances                              347,378        249,266
                                            ----------    -----------
Total current liabilities                    2,089,628      2,394,384
Long-term debt                                 379,196        573,406
Non-compete liability                          722,647        731,834
                                           -----------    -----------
Total liabilities                            3,191,471      3,699,624
                                           -----------    -----------
Commitments and contingencies (Notes 8 and 12)
Shareholders' equity:
Preferred stock, par value $1.00;
  1,000,000 shares authorized, 6,500 and 10,500
  shares issued and outstanding in 1997 and 1996,
  respectively                                   6,500         10,500
Common stock, par value $.01; 10,000,000
  shares authorized, 5,314,270 and 4,384,270
  shares issued and outstanding
  in 1997 and 1996, respectively                53,143         43,843
Additional paid-in capital                  17,180,718     15,134,218
Accumulated deficit                        (5,625,984)     (2,648,923)
                                           -----------    ------------
                                           11,614,377      12,539,638
Total liabilities and shareholders'        -----------   ------------
equity                                   $ 14,805,848    $ 16,239,262
                                           ===========   ============
The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Operations
For the Years Ended December 31, 1997 and 1996

                                                   1996           1995
Net sales                                     $ 8,171,612    $10,417,029
Cost of sales                                   6,869,003      7,371,857
                                              -----------    -----------
      Gross profit                              1,302,609      3,045,172
Operating expenses:                           -----------    -----------
 Engineering, research and development            823,406        807,287
 Selling                                        1,609,600      1,359,013
 Administration                                 1,543,824      1,550,686
 Amortization                                     231,496        231,496
                                              -----------    -----------
  Total operating expenses                      4,208,326      3,948,482
                                              -----------    -----------
Operating income (loss)                        (2,905,658)      (903,310)
Other income (expense):
 Interest expense, net                            (15,218)       (70,845)
 Other income (expense), net (See Note 9)            7902      (247,255)
                                              -----------    -----------
Income (loss) before income tax benefit        (2,912,974)    (1,221,410)
Income tax benefit                                   -              -
                                              -----------    -----------
Net income (loss)                             $(2,912,974)   $(1,221,410)
                                              ===========    ===========
Dividend on 8% Convertible Redeemable
 Preferred Stock                                  (64,087)      (482,224)
                                              -----------    -----------
Net income (loss) available to common shares   (2,977,061)    (1,703,634)
                                              ===========    ===========
Net income (loss) per share                     $   (0.65)     $   (0.48)
                                              ===========    ===========
Weighted average common shares outstanding      4,584,347      3,558,856
                                              ===========    ===========
The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Shareholders' Equity
For the Years Ended December 31, 1997 and 1996
                                                                    Add'l
                           Preferred  Stock    Common      Stock    paid-in     Accum.     Shareholders'
                           Shares     Amount   Shares      Amount   capital     deficit    equity

December 31, 1995                              2,560,530   $25,606  $7,110,580  $(945,289) $6,190,897
Issuance of warrants
 for services                                                          250,000                250,000
Issuance of shares in
 connection with warrant
 exercise                                      1,695,040    16,950   5,835,898              5,852,848
Issuance of shares in
connection with
underwriters option                              128,700     1,287     482,809                484,096
Issuance of preferred
 shares                    10,500     $10,500                        1,016,702              1,027,202
Beneficial conversion
 feature associated
 with the sale of
 preferred stock                                                                 (482,224)   (482,224)
Stock option accrual                                                    16,666                 16,666
Net loss                                                                       (1,221,410) (1,221,410)
                           --------   -------- ---------   -------   ---------   --------  ----------
 December 31, 1996          10,500     10,500  4,384,270    43,843  15,134,218 (2,648,923) 12,539,638
Issuance of shares in
connection with warrant
exercise                                          30,000       300      99,700                100,000
Conversion of preferred
 shares into common shares  (4,000)    (4,000)   100,000     1,000       3,000                   -
Sale of common shares                            800,000     8,000   1,943,800              1,951,800
Dividends on preferred
stock                                                                             (64,087)    (64,087)
Net loss                                                                       (2,912,974) (2,912,974)
                            ------     -------  ---------   -------  -----------  ----------  -----------
 December 31, 1997           6,500     $ 6,500  5,314,270   $53,143  $17,180,718 $(5,625,984) $11,614,377
                            ======     =======  =========   =======  =========== ============ ===========

The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 1997 and 1996

                                                    1997         1996
Cash flows from operating  activities:
 Net income (loss)                            $(2,912,974) $(1,221,410)
 Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Depreciation and amortization                  388,159      339,508
   Stock option accrual                              -          16,666
   Issuance of warrants for services                 -         250,000
   Changes in assets and liabilities:
     Accounts receivable                        1,213,925   (1,007,108)
     Inventories                                 (783,562)  (2,164,100)
     Note receivable                               (5,501)      (6,030)
     Prepaids and deposits                        (41,110)      27,513
     Accounts payable                            (273,777)     244,338
     Accrued expenses                            (145,026)     (56,041)
     Customer advances                             98,112       93,530
                                               ----------    ---------
   Net cash used in operating activities       (2,461,754)  (3,483,134)
                                               ----------    ---------
Cash flows from investing activities:
  Purchase of property and equipment              (74,809)    (227,695)
                                               ----------    ---------
   Net cash used in investing activities          (74,809)    (227,695)
                                               ----------    ---------
Cash flows from financing activities:
  Proceeds from the issuance of common stock,
   net                                          1,951,800      484,096
  Proceeds from issuance of preferred stock,
   net                                               -       1,027,202
  Proceeds from warrant exercise, net             100,000    5,852,848
  Payments on promissory notes                   (270,000)    (270,000)
  Net borrowings (repayments) under line
   of credit                                         -        (200,000)
  Capital lease repayments                        (82,214)     (95,015)
  Repayments on other borrowings and
   non-compete liability                          (82,214)     (24,844)
  Dividends to stockholders                       (64,087)     (60,661)
                                                 ---------    ---------
     Net cash flows provided by
       financing activities                     1,626,313    6,713,626
                                                ---------     ---------
Net (decrease) increase in cash and
 cash equivalents                                (910,250)    3,002,797
Cash and cash equivalents at beginning of year  3,921,544       918,747
                                                ---------   -----------
Cash and cash equivalents at end of year      $ 3,011,294   $ 3,921,544
                                                =========   ===========
Supplemental cash flow information:
 Cash paid for interest                       $   172,819   $   211,454

Disclosure of non-cash financing and investing activities:
 Property and equipment acquired through capital leases totaled $173,938 during the year ended December 31, 1997.
 Non-cash dividends of $421,563 were paid during the year ended
  December 31, 1996.

The accompanying notes are an integral part of these financial statements.

1.      Business and Organization

Organization
Acrodyne Holdings, Inc. (the "Company"), a Delaware corporation, was formed in May 1991 for the purpose of acquiring an operating company. In 1995, the Company changed its name to Acrodyne Communications, Inc.

On May 16, 1994, the Company entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc., a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification. The Acrodyne Acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering (see Note 9).

2.      Summary of Significant Accounting Policies

The following summarizes the significant accounting policies employed by the Company in preparation of its financial statements:

Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiary, Acrodyne Industries, Inc. All intercompany transactions and balances are eliminated in consolidation.

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Cash equivalents amounted to $2,171,884 and $3,875,952 at December 31, 1997 and 1996, respectively.

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

Revenue recognition and accounts receivable
The Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up. A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed and are available for pick-up or delivery, and the customer has requested the Company to hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry, until pick-up or delivery. Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

Concentration of credit risk
The Company's customers are primarily domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales approximated $2,439,841 and $2,503,000 for the years ended December 31, 1997 and 1996, respectively. No individual customer represented more than 17% of sales in either 1997 or 1996.

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

Research and development
Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering, research and development in the accompanying financial statements. Research and development costs of $168,607 and $133,000 were charged to expense during the years ended December 31, 1997 and 1996, respectively.

Income taxes
The Company records deferred income taxes related to estimated future tax effects of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance has been provided to reduce deferred tax assets to their estimated net realizable value.

Fair value of financial instruments
The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, notes receivable and debt are financial instruments that are subject to possible material market variations from the recorded book value. The fair value of these financial instruments approximate their recorded book value as of December 31, 1997 and 1996.

Segment reporting
The Company currently has one principal line of business in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators.

New accounting pronouncements
In June 1997, the Financial Accounting Standards Board ("FASB") issued its Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting on Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital on the balance sheet.

Also in June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997.

The Company is currently analyzing the effect these standards will have upon the disclosure in the financial statements and notes thereto.

In 1997, the FASB also issued SFAS 128, "Earnings Per Share" and SFAS 129, "Disclosure of Information About Capital Structure." Both statements are effective for periods ending after December 15, 1997 and neither has had a material impact on the financial position or results of operations of the Company.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

3.      Earnings Per Share

All earnings per share amounts reflect the implementation of SFAS No. 128, "Earnings per Share." SFAS 128 established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement.
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interests and stock dividends. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                       Year ended December 31,
                                                       1997            1996

Net loss                                          $(2,912,974)    $(1,221,410)
Preferred stock dividends                             (64,087)       (482,224)
                                                  ------------    ------------
Net loss applicable to common shareholders        $(2,977,061)    $(1,703,634)
                                                  ============    ============
Weighted average common shares outstanding (basic)  4,584,347       3,558,856
Convertible Preferred STock (Note 9)                    (*)             (*)
Employee Stock Options (Note 10)                        (*)             (*)
Warrants issued in connection with various
 transactions (Note 10)                                 (*)             (*)
Weighted average common shares outstanding (diluted)4,584,347       3,558,856
                                                    ==========     ===========
Loss per share (basic)                             $    (0.65)     $    (0.48)
                                                    ==========     ===========
Loss per share (diluted)                           $    (0.65)     $    (0.48)
                                                    ==========     ===========

(*)Due to the Company's loss from continuing operations in 1997 and 1996, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

4.      Inventories

		Inventories consist of the following:

                                            December 31,
                                         1997         1996

Raw Materials                         $2,815,710   $2,944,652
Work in process                        1,035,065    1,416,644
Finished goods                         1,854,470      246,591
                                      ----------   ----------
                                       5,705,245    4,607,887
Reserve for excess/obsolete inventory   (433,856)    (120,000)
                                      -----------  -----------
                                      $5,271,449   $4,487,887
                                      ===========  ===========

In 1997, the Company recorded a direct charge to cost of sales of $364,000 in order to increase the reserve for excess/obsolete inventory. This additional reserve was necessitated by technological changes that are occurring industry wide which will reduce the installed base of older technology analog transmitters, thus reducing the quantities of spare parts which will be needed to support the transmitters.

5.      Property and Equipment

		Property and equipment consist of the following:

                                          December 31,
                                        1997        1996

Test equipment                       $559,511    $467,138
Machinery and equipment                59,564      29,046
Office Equipment                      239,067     135,224
Automobile                             11,043      11,043
Leasehold improvements                 76,205      76,205
Purchased computer software            29,342       7,328
                                     --------    --------
                                      974,732     725,984
Less: Accumulated depreciation       (308,337)   (151,673)
                                     ---------   ---------
                                     $666,395    $574,311


Depreciation expense amounted to $156,664 and $108,012 for the years ended December 31, 1997 and 1996, respectively.

Property and equipment at December 31, 1997 and 1996 includes assets (primarily test equipment) under capital leases of $319,666 and $180,509, net of accumulated depreciation of $62,980 and $64,411, respectively. Depreciation expense related to these assets was $31,634 and $34,392 for the years ended December 31, 1997 and 1996, respectively.

6.      Non-Compete Agreement

Simultaneous with the Acrodyne Acquisition, the Company and the former majority shareholder entered into a non-compete agreement. In consideration for this agreement not to compete, the Company is obligated to make lifetime annual payments to this former shareholder equal to $65,000 and provide certain benefits at no cost to him for the remainder of his life. The Company recorded the estimated actuarial present value of $750,000 related to this agreement as an asset and established a corresponding liability. During the years ended December 31,1997 and 1996, the Company recorded interest expense of $64,215 and $66,296, respectively, relating to this liability.

The intangible asset associated with the non-compete agreement is being amortized on a straight-line basis over a ten-year period. Amortization expense of $75,000 was recorded during each of the years ended December 31, 1997 and 1996.

7.      Goodwill

The Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired of Acrodyne Industries, Inc. Goodwill is being amortized on a straight line basis over 30 years. Amortization charged to expense during the years ended December 31, 1997 and 1996 amounted to $156,496 each year. The Company periodically reviews goodwill to assess recoverability through a non-discounted cash flow analysis and any perceived impairment would be charged to operations in the period in which such impairment becomes evident.

8.      Debt

Long-term debt consists of the following:
                                                December 31,
                                             1997        1996

Senior Subordinated Installment
 Promissory Note                          $540,000     $810,000
Capital lease obligations                  191,278       99,553
                                          --------     --------
                                           731,278      909,553
Less: Current portion                     (352,082)    (336,147)
                                          ---------    ---------
                                          $379,196     $573,406
                                          =========    =========
Pursuant to the Acrodyne Acquisition agreement, the Company issued promissory notes to both the former majority shareholder and the former minority shareholders, totaling $1,450,000 and $41,885, respectively.

The Senior Subordinated Installment Promissory Note payable to the former majority shareholder bears interest at 9% and is payable in twenty unequal quarterly installments of principal and interest, commencing January 1995.
As partial security for payment of this note, the Company has issued a $500,000 irrevocable standby letter of credit in favor of the former majority shareholder.

The Promissory Notes payable to the former minority shareholders bear interest at 10% and were paid in two equal installments of principal and interest due on October 24, 1995 and 1996.

Principal payments on long-term debt are as follows:

1998                                      $352,082
1999                                       334,292
2000                                        44,904
                                          --------
                                          $731,278
                                          ========

The Company also has a $1,200,000 line of credit facility with a bank. This facility provides for interest at prime plus 1.00% (9.5% at December 31, 1997) and is payable on demand. Availability has been reduced by the value of the irrevocable standby letter of credit issued as partial security on the Senior Subordinated Installment Promissory Note. No amounts were outstanding under the facility at either December 31, 1997 or 1996.

9.      Shareholders' Equity

Preferred stock
Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders.

During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the "8% Preferred Stock") in a private placement. Proceeds from this sale, net of related expenses, were $1,027,202. The 8% Preferred Stock has a liquidation preference of $100 per share plus all outstanding and unpaid dividends and is redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations are met. The 8% Preferred Stock is convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $4.00 per share conversion price, subject to adjustment. As of December 31, 1997, the conversion price had been adjusted to $3.71 per share because of the sale of common stock in 1997 as discussed below. As of the dates of issuance, the weighted average market price for the Company's common stock was $5.55. Accordingly, the beneficial conversion feature of the preferred stock had an intrinsic value of $421,563 which was recorded as an immediate dividend in accordance with rules established by the staff of the Securities and Exchange Commission. Holders of the 8% Preferred Stock vote on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, have the right to elect a director to the Company's Board. During 1997, 4,000 shares of the 8% Preferred Stock were converted into Common Stock at a conversion price of $4.00 per share.

Common stock
On October 24, 1994, the Company completed a public offering of 1,495,000 units consisting of one share of common stock and one redeemable common stock purchase warrant. The $3,922,313 proceeds of this offering were utilized principally to finance the acquisition of Acrodyne Industries, Inc. and to repay bank indebtedness of the acquired company. Each warrant entitled the holder to purchase one share of common stock for $3.50 per share during a four-year period commencing one year after the date of this offering. The warrant agreement allowed the Company to redeem the warrants via a forced exercise if the stock traded above $6 for twenty consecutive trading days.

In connection with the public offering, the Company sold to the underwriter, GKN Securities Corp. ("GKN") for nominal consideration, the right to purchase up to an aggregate of 130,000 additional units at an exercise price of $3.85 per unit. The units issuable upon exercise of the unit purchase option were identical to those issued in the public offering. This unit purchase option is exercisable through 1999. In July 1996, the underwriter purchased 128,700 units yielding net proceeds of $484,096. The purchase option on the remaining 1,300 units remains outstanding at December 31, 1997.

On November 7, 1997 the Company sold 800,000 shares of common stock and warrants to purchase up to an additional 500,000 shares of common stock for aggregate net proceeds of $1,951,800. The warrants issued in connection with this transaction carry an exercise price of $3.50 per common share and expire on November 7, 2002.

Warrants
During 1996, the Company paid $125,200 and issued an aggregate of 465,000 warrants to a financial consulting firm for advisory services performed during the year. The warrants are exercisable over a three year period at prices ranging from $4.00 to $5.00. In 1996, the Company charged $250,000 to other expenses in connection with these warrants. During the year ended December 31, 1997, 10,000 warrants were exercised yielding proceeds of $100,000.

On May 24, 1996, the Company entered into an agreement with GKN to issue to GKN and its designees certain warrants to purchase an aggregate of 200,000 shares of the Company's common shares at $6.00 per share in consideration of GKN waiving solicitation rights and costs as indicated in the underwriting agreement, dated October 14, 1994. No warrants have been exercised as of December 31, 1997.

During 1996, various warrants were exercised resulting in 1,695,040 shares of new common stock and net proceeds to the Company of $5,852,848.

The following warrants were outstanding at December 31, 1997:

 Warrants         Price       Expiration Date
   16,120         $6.30       June 30, 1999
   50,000          3.00       October 24, 1999
  150,000          3.00       October 24, 1999
   90,000          4.00       December 31, 1998
  140,000          4.50       March 31, 1999
  225,000          5.00       March 31, 1999
  200,000          6.00       May 24, 2001
  500,000          3.00       November 7, 2002
---------
1,371,120
=========

Stock options
In December 1993, the Company adopted the 1993 Stock Option Plan. A total of 250,000 shares of common stock options were issuable under the 1993 Plan. The options may be incentive stock options or non-qualified stock options. The maximum term of each option under the 1993 Plan is 10 years. The President of the Company was granted an option to purchase an additional 100,000 shares of common stock at an exercise price of $3.00 per share pursuant to his employment agreement.

In April 1997, the Company adopted the 1997 Stock Option Plan under which 450,000 options have been authorized. As of December 31, 1997, no options have been granted under the 1997 Plan.

The Company applies APB Opinion 25 and related interpretations in accounting for its plan. For all other options granted, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company stock-based compensation plan been determined based on the fair value at the grant date for awards under that plan consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        December 31,
                                     1997          1996

Net loss:
 As reported                      $(2,912,974) $(1,221,410)
 Pro forma                         (2,912,974)  (1,341,370)

EPS:
 As reported                      $     (0.65) $     (0.48)
 Pro forma                              (0.65)       (0.48)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the Company's stock option plan as of December 31, 1997 and 1996 and changes during the years ending on those dates is presented below:

                             December 31, 1997       December 31, 1996
                                       Weighted                Weighted
                            Shares     Average      Shares     Average
                                    Exercise Price          Exercise Price

Outstanding at beginning
 of year                    350,000      $3.36      350,000      $3.36
Granted                        -           -           -           -
Exercised                      -           -           -           -
Forfeited                      -           -           -           -
                            -------     -------     --------     ------
Outstanding at end
 of year                    350,000      $3.36      350,000      $3.36
                            =======                 ========
Options exercisable
 at year end                350,000                 316,666
Weighted average
 fair value of options
 granted during the year                   n/a                     n/a

10.     Income Taxes

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

                                                         Year Ended
                                                        December 31,
                                                    1997          1996

Income tax at statutory federal rate             $(1,018,914) $ (415,279)
Permanent differences                                 60,129     (30,344)
Increase in valuation allowance                      958,785     445,623
Utilization of net operating loss carryforwards         -           -
                                                 ------------ -----------
Effective tax amount                             $      -     $     -
                                                 ============ ===========

The components of the net deferred income tax asset (liability) are as follows:

                                                         December 31,
                                                      1997         1996

Tax loss carryforwards and miscellaneous accruals  $1,525,447  $ 560,763
Valuation allowance                                (1,486,408)  (527,623)
                                                   ----------- ----------
Net deferred tax asset                                 39,039     33,140
                                                   ----------- ----------
Deferred tax liability                                (39,039)   (33,140)
                                                   ----------- ----------
                                                   $     -     $    -
                                                   =========== ==========

11.     Note Receivable

The Company has a note receivable outstanding from the former majority shareholder in the amount of $66,850 plus accrued interest of $18,586 as of December 31, 1997. This note bears interest at 9% and is repayable in full (including all accrued interest) upon full satisfaction of amounts due to this former majority shareholder under the Senior Subordinated Installment Promissory Note issued in connection with the Acrodyne Acquisition (see Note 8.)

12.     Commitments and Contingencies

The Company has an operating lease for its manufacturing facility and office space which expires July 31, 2000 and includes a five-year extension option as well as an option to terminate the current lease if a larger facility is needed. Rental expense was approximately $219,900 and $196,560 for the years ended December 31, 1997 and 1996, respectively.

The Company also leases certain test equipment under capital leases. These leases are secured by the related equipment. Future minimum lease payments under noncancelable leases are as follows:

                                               Operating        Capital
Fiscal year                                      leases          leases

1998                                           $ 221,200       $  82,082
1999                                             221,200          64,292
2000                                             102,375          44,903
2001                                              14,588
2002
                                               ---------       ---------
                                               $ 559,363       $ 191,278
                                               =========
Less: Interest portion                                           (33,594)
                                                               ----------
Present value of capital lease obligations                     $ 157,684
                                                               ==========

The Company is involved in several claims in the ordinary course of business. Management believes the resolution of these outstanding claims will not have a material impact on the financial position, results of operations or cash flows of the Company.