Form 10KSB/A
period 1997-12-31
ACRODYNE COMMUNICATIONS INC
filed 1998-04-01
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549
FORM 10-KSB/A

(Mark One)

   X   	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended   December 31, 1997


____	Transition report under Section 13 or 15(d) of the Securities Exchange
 Act of 1934.

For the transition period from                                   to


Commission file number 			0-24886


ACRODYNE COMMUNICATIONS, INC.
(Name of Small Business Issuer in Its Charter)

        Delaware                                                 11-3067564
                (State or Other Jurisdiction of             (I.R.S. Employer
                Incorporation or Organization)             Identification No.)

	516 Township Line Road, Blue Bell, PA 		19422
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

Item 11.
  Security Ownership of Certain Beneficial Owners and Management...........27


Item 12.
  Certain Relationships and Related Transactions...........................28

Item 13.
  Exhibits, List and Reports on Form 8-K...................................28

Signatures.................................................................31

Part I

The Form 10-KSB for the fiscal year ended December 31, 1996 filed by Acrodyne Communications, Inc. on March 31, 1998 is hereby amended to read in its entirety as follows:


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

RESULTS OF OPERATIONS
Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996
                                              1997               1996

Net Sales.. ......................    $     8,171,612      $  10,417,029
Cost of Sales.....................          6,869,003          7,371,857
                                            ---------          ---------
    Gross Profit..................          1,302,609          3,045,172
                                            ---------          ---------
Operating expenses:
 Engineering, research and development.       823,406            807,287
 Selling..........................          1,609,600          1,359,013
 Administration...................          1,543,824          1,550,686
 Amortization:
    Goodwill and intangibles......            156,496            156,496
    Noncompete agreement..........             75,000             75,000
                                            ---------          ---------
Total operating expenses..........          4,208,326          3,948,482
                                            ---------          ---------
Operating loss....................         (2,905,658)          (903,310)
Other income (expense):
  Interest expense, net...........           ( 15,218)           (70,845)
  Other income (expense), net (see Note 9)..    7,902           (247,255)
                                           ----------          ----------
Net loss..........................        ($2,912,974)        ($1,221,410)
                                          ------------        ------------
Dividend on 8% Convertible Redeemable
        Preferred Stock                     (  64,087)          ( 482,224)
                                          ------------        ------------
Net loss applicable to common shares      ($2,977,061)       ( $1,703,634)
                                          ============       =============
Net loss per common share               $       (0.65)      $       (0.48)
Weighted average number of                ------------       -------------
      common shares outstanding             4,584,347           3,558,856
                                          ------------       -------------

Net Sales for the year ended December 31, 1997 were $8,171,612 which reflects a 22% decline from net sales for the year ended December 31, 1996.
Management believes this shortfall is directly related to the lack of capital spending in the broadcast industry. For the past two years the industry has postponed any significant transmission equipment expenditures pending a clear plan for the emergence of Digital Television. During 1997 this DTV plan was being finalized by the FCC and early in 1998 the final channel allocations were defined. Without these allocations, the Company believes that broadcasters were unable to specifically define their transmitter requirements and thus the entire transmitter manufacturing industry was set back. Accordingly, in order to generate sales volume and to obtain a portion of the available business in 1997 in an increasingly competitive market, the Company's margin on sales, on an operating basis, fell to 20% as compared to 29% in 1996 (see "Liquidity and Capital Resources" below).

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



PRICE WATERHOUSE LLP






Philadelphia, PA
March 18, 1998

Acrodyne Communications, Inc.
Consolidated Balance Sheet
December 31, 1997 and 1996

                                                1997           1996
	Assets
Current assets:
 Cash and cash equivalents                 $  3,011,294   $  3,921,544
 Accounts receivable, net of
 allowance for doubtful accounts
 of $24,327 at December 31, 1997 and 1996       943,183      2,157,108
 Inventories                                  5,271,449      4,487,887
Prepaid expenses and deposits                   105,067         63,957
                                           ------------   ------------
Total current assets                          9,330,993     10,630,496
Property and equipment, net                     666,395        574,311
Note receivable                                  85,436         79,935
Non-compete agreement, net                      510,822        585,822
Goodwill, net                                 4,212,202      4,368,698
                                            -----------   ------------
Total assets                                $14,805,848    $16,239,262
                                            ===========   ============
	Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt and
 capital leases                              $ 352,082      $ 336,147
Accounts payable                             1,151,372      1,425,149
Accrued expenses                               238,796        383,822
Customer advances                              347,378        249,266
                                            ----------    -----------
Total current liabilities and
 capital leases                              2,089,628      2,394,384
Long-term debt                                 379,196        573,406
Non-compete liability                          722,647        731,834
                                           -----------    -----------
Total liabilities                            3,191,471      3,699,624
                                           -----------    -----------
Commitments and contingencies (Notes 8 and 12)
Shareholders' equity:
Preferred stock, par value $1.00;
  1,000,000 shares authorized, 6,500 and 10,500
  shares issued and outstanding in 1997 and 1996,
  respectively                                   6,500         10,500
Common stock, par value $.01; 10,000,000
  shares authorized, 5,314,270 and 4,384,270
  shares issued and outstanding
  in 1997 and 1996, respectively                53,143         43,843
Additional paid-in capital                  17,180,718     15,134,218
Accumulated deficit                        (5,625,984)     (2,648,923)
                                           -----------    ------------
                                           11,614,377      12,539,638
Total liabilities and shareholders'        -----------   ------------
equity                                   $ 14,805,848    $ 16,239,262
                                           ===========   ============
The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Operations
For the Years Ended December 31, 1997 and 1996

                                                   1996           1995
Net sales                                     $ 8,171,612    $10,417,029
Cost of sales                                   6,869,003      7,371,857
                                              -----------    -----------
      Gross profit                              1,302,609      3,045,172
Operating expenses:                           -----------    -----------
 Engineering, research and development            823,406        807,287
 Selling                                        1,609,600      1,359,013
 Administration                                 1,543,824      1,550,686
 Amortization                                     231,496        231,496
                                              -----------    -----------
  Total operating expenses                      4,208,326      3,948,482
                                              -----------    -----------
Operating loss                                 (2,905,658)      (903,310)
Other income (expense):
 Interest expense, net                            (15,218)       (70,845)
 Other income (expense), net (See Note 9)           7,902       (247,255)
                                              -----------    -----------
Loss before income tax benefit                 (2,912,974)    (1,221,410)
Income tax benefit                                   -              -
                                              -----------    -----------
Net loss                                      $(2,912,974)   $(1,221,410)
                                              ===========    ===========
Dividend on 8% Convertible Redeemable
 Preferred Stock                                  (64,087)      (482,224)
                                              -----------    -----------
Net loss applicable to common shareholders     (2,977,061)    (1,703,634)
                                              ===========    ===========
Net loss per share - basic and diluted          $   (0.65)     $   (0.48)
                                              ===========    ===========
Weighted average common shares outstanding      4,584,347      3,558,856
                                              ===========    ===========
The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Shareholders' Equity
For the Years Ended December 31, 1997 and 1996
                                                                    Add'l
                           Preferred  Stock    Common      Stock    paid-in     Accum.     Shareholders'
                           Shares     Amount   Shares      Amount   capital     deficit    equity

December 31, 1995                              2,560,530   $25,606  $7,110,580  $(945,289) $6,190,897
Issuance of warrants
 for services                                                          250,000                250,000
Issuance of shares in
 connection with warrant
 exercise                                      1,695,040    16,950   5,835,898              5,852,848
Issuance of shares in
connection with
underwriters option                              128,700     1,287     482,809                484,096
Sale of preferred
 shares                    10,500     $10,500                        1,016,702              1,027,202
Beneficial conversion
 feature associated
 with the sale of
 preferred stock                                                       421,563                421,563
Dividend on preferred stock                                                      (482,224)   (482,224)
Stock option accrual                                                    16,666                 16,666
Net loss                                                                       (1,221,410) (1,221,410)
                           --------   -------- ---------   -------   ---------   --------  ----------
 December 31, 1996          10,500     10,500  4,384,270    43,843  15,134,218 (2,648,923) 12,539,638
Issuance of shares in
connection with warrant
exercise                                          30,000       300      99,700                100,000
Conversion of preferred
 shares into common shares  (4,000)    (4,000)   100,000     1,000       3,000                   -
Sale of common shares                            800,000     8,000   1,943,800              1,951,800
Dividends on preferred
stock                                                                             (64,087)    (64,087)
Net loss                                                                       (2,912,974) (2,912,974)
                            ------     -------  ---------   -------  -----------  ----------  -----------
 December 31, 1997           6,500     $ 6,500  5,314,270   $53,143  $17,180,718 $(5,625,984) $11,614,377
                            ======     =======  =========   =======  =========== ============ ===========

The accompanying notes are an integral part of these financial statements.

Acrodyne Communications, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 1997 and 1996

                                                    1997         1996
Cash flows from operating  activities:
 Net loss                                     $(2,912,974) $(1,221,410)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation and amortization                  388,159      339,508
   Stock option accrual                              -          16,666
   Issuance of warrants for services                 -         250,000
   Changes in assets and liabilities:
     Accounts receivable                        1,213,925   (1,007,108)
     Inventories                                 (783,562)  (2,164,100)
     Note receivable                               (5,501)      (6,030)
     Prepaid expenses and deposits                (41,110)      27,513
     Accounts payable                            (273,777)     244,338
     Accrued expenses                            (145,026)     (56,041)
     Customer advances                             98,112       93,530
                                               ----------    ---------
   Net cash used in operating activities       (2,461,754)  (3,483,134)
                                               ----------    ---------
Cash flows from investing activities:
  Purchase of property and equipment              (74,809)    (227,695)
                                               ----------    ---------
Cash flows from financing activities:
  Proceeds from the issuance of common stock    1,951,800      484,096
  Proceeds from issuance of preferred stock          -       1,027,202
  Proceeds from warrant exercise                  100,000    5,852,848
  Payments on promissory notes                   (270,000)    (270,000)
  Repayments on line of credit                       -        (200,000)
  Capital lease repayments                        (82,214)     (95,015)
  Repayments on other borrowings and
   non-compete liability                           (9,186)     (24,844)
  Cash dividends to stockholders                  (64,087)     (60,661)
                                                 ---------    ---------
     Net cash provided by
       financing activities                     1,626,313    6,713,626
                                                ---------     ---------
Net (decrease) increase in cash and
 cash equivalents                                (910,250)    3,002,797
Cash and cash equivalents at beginning of year  3,921,544       918,747
                                                ---------   -----------
Cash and cash equivalents at end of year      $ 3,011,294   $ 3,921,544
                                                =========   ===========
Supplemental cash flow information:
 Cash paid for interest                       $   172,819   $   211,454

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

                                        December 31,
                                     1997          1996

Net loss:
 As reported                      $(2,912,974) $(1,221,410)
 Pro forma                         (2,912,974)  (1,341,370)

EPS:
 As reported                      $     (0.65) $     (0.48)
 Pro forma                              (0.65)       (0.51)

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

A summary of the Company's stock option plan as of December 31, 1997 and 1996 and changes during the years ending on those dates is presented below:

                             December 31, 1997       December 31, 1996
                                       Weighted                Weighted
                            Shares     Average      Shares     Average
                                    Exercise Price          Exercise Price

Outstanding at beginning
 of year                    350,000      $3.36      350,000      $3.36
Granted                        -           -           -           -
Exercised                      -           -           -           -
Forfeited                      -           -           -           -
                            -------     -------     --------     ------
Outstanding at end
 of year                    350,000      $3.36      350,000      $3.36
                            =======                 ========
Options exercisable
 at year end                350,000                 350,000
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