Form 10KSB/A
period 1997-12-31
ACRODYNE COMMUNICATIONS INC
filed 1998-05-11
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-KSB/A-2


(Mark One)

 X          Annual report under Section 13 or 15(d)
            of the Securities Exchange Act of 1934.

For the fiscal year ended DECEMBER 31, 1997

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from________________ to _______________________

Commission file number       0-24886

                          ACRODYNE COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                              11-3067564
   (State or Other                                        (I.R.S. Employer
   Jurisdiction of                                        Identification No.)
 Incorporation or Organization)


     516 Township Line Road, Blue Bell, PA                       19422
-----------------------------------------------------------------------------
 (Address of Principal Executive Office)                       (Zip Code)


    215-542-7000
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
Title of Each Class                             on Which Registered

____________________________                  ___________________________
____________________________                  ___________________________


Securities registered under Section 12(g) of the Exchange Act:

UNITS_________________________________________________________
                                   (Title of Class)

COMMON STOCK__________________________________________________
                                   (Title of Class)

WARRANTS______________________________________________________
                                   (Title of Class)

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

                          ACRODYNE COMMUNICATIONS, INC.
                                 FORM 10-KSB/A-2
                       FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                   PAGE

PART I...............................................................5
   Item 1............................................................5
      Description of Business........................................5
   Item 2...........................................................16
      Description of Property.......................................16
   Item 3...........................................................16
      Legal Proceedings.............................................16
   Item 4...........................................................16
      Submission of Matters to a Vote of Security Holders...........16

Part II.............................................................17
   Item 5...........................................................17
      Market for Common Equity and Related Stockholder Matters......17
   Item 6...........................................................18
      Management Discussion and Analysis............................18
   Item 7...........................................................22
      Financial Statements..........................................22
   Item 8...........................................................22
      Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure.....................................22

Part III............................................................23
   Item 9...........................................................23
      Directors, Executive Officers, Promoters and Control
      Persons; Compliance With Section 16(a) of the Exchange Act....23
   Item 10..........................................................26
      Executive Compensation........................................26
   Item 11..........................................................27
      Security Ownership of Certain Beneficial Owners and
      Management....................................................27
   Item 12..........................................................28
      Certain Relationships and Related Transactions................28
   Item 13..........................................................29
      Exhibits and Reports on Form 8-K..............................29

   SIGNATURES.......................................................31

                                     PART I


     The Form 10-KSB for the fiscal year ended December 31, 1996 filed by Acrodyne Communications, Inc. on April 1, 1998, as amended by the Form 10-KSB/A filed on April 1, 1998, is hereby further amended and restated in its entirety to read as follows:



ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY. The business of Acrodyne Communications, Inc. (formerly Acrodyne Holdings, Inc.), a Delaware corporation (the "Company"), is conducted through its sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne"). Acrodyne was acquired by the Company on October 24, 1994 (the "Acquisition"). Prior thereto, the Company had no operations. The Company changed its name to Acrodyne Communications, Inc. on June 9, 1995.

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

ACRODYNE PRODUCTS AND SERVICES

OVERVIEW
Acrodyne designs, manufactures and markets digital and analog television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions. The useful life of a television transmitter or translator is approximately 20 years. Acrodyne's television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design which permits Acrodyne to respond to specific customer requests. Acrodyne classifies its transmitters into two categories based upon the power output of such transmitters (as discussed in greater detail below). Lower power transmitters and higher power transmitters transmit signals in both UHF and VHF frequency bands. The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen. Each transmitter permits the sender to broadcast over one channel, except in the case of adjacent channel assignments for which one transmitter is able to transmit two television signals, one analog and one digital. In addition, Acrodyne manufactures a full line of Multichannel Multipoint Distribution System ("MMDS") transmitters for the wireless cable industry.

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

LOWER POWER ANALOG TELEVISION TRANSMITTERS
Lower power analog television transmitters with power outputs of up to 10 kilowatts and translators account for approximately 36% of Acrodyne's sales. Such transmitters are used by LPTV Stations, a United States classification, which are limited by the Federal Communications Commission ("FCC") to power output levels of 10 watts in the VHF band and 10 kilowatts in the UHF band. Although virtually all of Acrodyne's lower power transmitters are solid state, Acrodyne will produce some models using single tetrode tube final amplifiers for certain customers. Solid-state refers to the physical make-up of the transmitter components. Instead of vacuum tubes where electron flow takes place in a vacuum, solid state transmitters utilize transistors, which have crystalline structures. Tetrode and diacrode tubes are four electrode, vacuum tube amplifying devices used in the final power stage of both lower and higher power television transmitters. Acrodyne's solid-state television transmitters have the advantage of long- life and compact size as compared to tube-based units, and utilize high frequency "microstrip" designs to minimize the number of components and provide reliability. Solid-state television transmitters also have multiple amplifiers so that the loss of any one amplifier means only a partial loss of power and not lost air time. Failure of a tube amplifier, on the other hand, may cause the entire unit to go off line until a replacement tube can be installed.

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


In 1989, Acrodyne was issued a United States patent for a digital amplitude modulator-transmitter the output of which is compatible with television sets currently in use as well as for future high definition television broadcasting. Six additional patents have been granted to the Company, covering improvements and enhancements to the first patent. The Company's management believes that its design significantly improves power efficiency and performance while reducing the cost of the electronic components in the transmitter by approximately 30%. In April 1993, Acrodyne demonstrated a 1 kilowatt prototype solid-state UHF television transmitter incorporating this design at an NAB show. Management has taken measures to reserve the introduction of the digital transmitter until the ACT(TM) product line is fully developed.


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

DIGITAL TECHNOLOGY

ADJACENT CHANNEL TECHNOLOGY (ACT(TM))
The assignment to broadcast by the FCC, in its Fifth and Sixth Report and Order of April 1997, of DTV channels adjacent to existing NTSC channels appeared to initially cause apprehension among broadcasters allotted such assignments. These broadcasters appeared to believe that in the case, at least, of DTV assignments above an NTSC channel (such assignments, the "N + 1 Case"), there existed no practical, co-located solution for sharing a single transmission line to a common antenna. Currently, it appears virtually impossible to manufacture a channel combiner in which there is no dead band between channels. Consequently, in the N+1 Case, broadcasters with such assignments appeared to initially believe that a second antenna and line, and perhaps a second tower, would be required.


As a solution to the problems associated with the FCC's adjacent assignments, Acrodyne's Engineering Department theorized and then confirmed that it would be possible to amplify both the NTSC and DTV signals through a single advanced tetrode or diacrode high power amplifier since the cavity tuning of such amplifiers could readily be made wide enough to carry both channels. To the Company's knowledge, this is not presently possible with any other vacuum amplifying device such as the klystron, klystrode or IOT. Returning and adding a second separate DTV driver alongside the existing NTSC driver demonstrated conclusively that a diacrode 60kW NTSC 6kW Aural transmitter could readily be converted into a single 25kW NTSC 1.25kW Aural 2.5kW DTV transmitter. The Company believes that this technology works equally well for the N+1 Case and the N-1 Case. Having tested and proved its technology, Acrodyne promptly applied to register the ACT(TM) trademark and to patent this new technology. As of the date of this Report on Form 10-KSB, both the trademark and patent applications are pending.

Because the market is so large (nearly 400 adjacent channel assignments) for which the Company believes that Acrodyne alone has a technical solution, management has decided to refocus the majority of the Engineering Department's efforts toward bringing ACT(TM) to fruition before any other major product developments. The first delivery is expected to take place in the second fiscal quarter of 1998.


ACRODYNE'S DIGITAL AMPLITUDE MODULATOR (ADAM(R))
Acrodyne's Engineering Department has developed a one kilowatt digital amplitude modulator- television transmitter which is compatible with currently existing television transmission formats, as well as any DTV and wireless cable format. This digital transmitter, demonstrated in 1993 at a NAB show, improves power efficiency over existing television transmitters. Digital transmission involves sampling an analog video signal to create a digital video signal which then drives the digital video signal through a sequence of related solid state amplifiers, the outputs of which are then combined to produce the desired signal. By using highly efficient but non-linear solid state amplifiers, the power efficiency of a transmitter of this design using Class C type amplifiers is expected to be more than 50% greater than any television transmitter now in use. As Class C amplifiers do not preserve linearity, they cannot be used to amplify television signals. However, when Class C amplifiers are used with Acrodyne's patented digital technology, such Class C amplifiers can be combined to produce a modulated output television signal. Moreover, a solid state configuration is more reliable and will have lower maintenance costs.

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

GENERAL
Sales department representatives are strategically located to respond to client needs in an efficient and economical manner. Regional sales managers gather information about potential transmitter business in their territories from industry journals, personal networking, and telemarketing. They follow through on leads by telephone and personal contact. Proposals for standard commercial sales are generated in the field. The home office sales team receives and evaluates all government bids and requests for quotation ("RFQ") for non-standard product. In responding to bids, RFQ's, and standard proposals for lower power applications, Acrodyne is often either a sole source, or competing with one or two firms of similar size specializing in lower power products. When Acrodyne pursues higher power opportunities, it competes with major international manufacturers. The sales department organizes, prepares and presents proposal and bid packages to a potential client based on the most cost effective design, taking into account the client's exact requirements, and optimum engineering and manufacturing considerations. The broadcast industry is strictly regulated, both in the United States and abroad; therefore, transmitter purchases are not forthcoming on a regular basis. The goal of the sales department is to broaden the Company's client base in effort to establish a steady stream of purchasers of the Company's products.


DOMESTIC SALES
Domestic sales accounted for approximately 70% of the Company's net sales in 1997. Transmitter and translator equipment and turnkey systems are sold directly to television station operators. Domestic sales are handled by regional sales managers located in field offices supported by management and applications personnel at the Company's factory. Regular contact promotes coordination of effort for optimum performance. Domestic sales negotiations often require weeks or months of consultative effort. All domestic sales staff are required to have in- depth industry knowledge to guide the prospective client to cost-effective, responsible purchasing decisions.


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

GOVERNMENT REGULATION

INDUSTRY REGULATION
Transmission characteristics are stringently regulated in the United States by the FCC and abroad by local governments and international treaties. United States television transmission is in either the VHF band, covering the frequency ranges from 54 MHz (Channel 2) to 88 MHz (Channel 6) and 174 MHz (Channel 7) to 216 MHz (Channel 13), or the UHF band, covering the frequency range from 470 MHz (Channel 14) to 806 MHz (Channel 69). Users include governments, not- for-profit and privately owned and operated commercial, educational, foreign language and religious broadcasters. United States broadcasters are regulated by the FCC as to operating characteristics and suitability of ownership. Acrodyne has registered all of its television translators and transmitters with the FCC and believes that its products and procedures satisfy all the criteria necessary to comply with the regulations of the FCC.

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

The primary competing technology to Acrodyne's higher power advanced tetrode tube products are transmitters offering the IOT design. IOTs were developed as an attempt to improve the linearity and efficiency of klystron tubes. However, the IOT configuration is significantly more expensive to build. In addition, another major drawback to IOT-based transmitters is that they are much more complicated and difficult to service, with the time required to change a tube averaging about one full day (during which time the transmitter must remain off the air) whereas an advanced tetrode or diacrode tube can be changed on-site in about 20 minutes. The Company's management believes that, for both analog and digital requirements, Acrodyne's advanced tetrode or diacrode tube transmitter designs are more cost effective than competing technologies based upon initial capital expenditures, tube replacement, maintenance and operating efficiency.

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


Acrodyne's machine shop fabricates heat sinks, metal cabinet parts and specialized interior mounting panels. Chemical etching of circuit boards and painting of cabinets is performed by outside suppliers to minimize the potential for adverse environmental consequences at Acrodyne's facility. Assembly occurs in a build-to-order job shop environment utilizing standard assembly modules depending on the frequency and output power level of the transmitter. All phases of assembly are carried out in a single open area comprising approximately 15,000 square feet.


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

TESTING, PRODUCT SUPPORT AND FIELD SERVICE


To support the requirements for extensive testing of high power digital transmitters, the Company incurred capital expenditures in 1997 in excess of $150,000 to acquire diacrode and DTV test equipment as well as a high voltage electrical generator. Module and full system testing is performed by skilled technicians using a full array of highly sophisticated television transmitter test equipment. A technical manual for each product by serial number accompanies each television transmitter. A duplicate manual is maintained at the factory to minimize field troubleshooting time.


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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION
Since October 1994 the principal market on which the Company's common stock, units and warrants have been quoted is the NASDAQ Small Cap over-the-counter market under the symbols ACRO, ACROU and ACROW, respectively. ACROU (units) and ACROW (warrants) ceased trading on July 29, 1996.


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


The Company paid dividends of $64,087 during fiscal 1997 to the holders of the Company's 8% convertible redeemable preferred stock as required by the terms of such stock. A dividend payment of $14,028 was also made on April 1, 1998.


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

QUARTER ENDING
                                                          High       Low
March 31, 1996..........................                $5-5/8      $3-15/16
June 30, 1996...........................                 7-5/8       5
September 30, 1996......................                 7           4-1/8
December 31,1996........................                 6-7/8       3-5/8
March 31, 1997..........................                 5-1/4       4-3/8
June 30, 1997...........................                 6-1/4       4
September 30, 1997......................                 5-5/8       3
December 31, 1997.......................                 5-1/2       2-5/8

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


RESULTS OF OPERATIONS
Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

                                                                         1997                             1996
                                                                         ----                             ----

Net Sales...........................................                $     8,171,612                    $  10,417,029
Cost of Sales.......................................                      6,869,003                        7,371,857
                                                                         ----------                       ----------
         Gross Profit...............................                      1,302,609                        3,045,172
                                                                         ----------                       ----------

Operating expenses:
Engineering, research and                                                   823,406                          807,287
development
Selling                                                                   1,609,600                        1,359,013
Administration                                                            1,543,824                        1,550,686
Amortization:
  Goodwill and intangibles..........................                        156,496                          156,496
  Noncompete agreement..............................                         75,000                           75,000
                                                                            -------                          -------
Total operating expenses............................                      4,208,326                        3,948,482

Operating loss......................................                     (2,905,658)                        (903,310)
Other income (expense):
  Interest expense, net.............................                       ( 15,218)                         (70,845)
  Other income (expense), net (see Note 9)..........                          7,902                         (247,255)
                                                                             ------                        ----------
Net loss............................................                    ($2,912,974)                     ($1,221,410)
                                                                       -------------                    -------------
Dividend on 8% Convertible Redeemable
  Preferred Stock...................................                      (  64,087)                       ( 482,224)
                                                                         -----------                      -----------

Net loss applicable to common shares                                    ($2,977,061)                    ( $1,703,634)
                                                                       =============                   ==============
Net loss per common share                                             $       (0.65)                   $       (0.48)
Weighted average number of
  common shares outstanding                                               4,584,347                        3,558,856
                                                                         ----------                       ----------

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


The Company is obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of a $1,450,000 Senior Subordinated Note. Interest on such note is payable at the rate of 9% per annum. Such note is partially secured by the irrevocable standby letter of credit in the principal amount of $500,000 mentioned above. The first fourteen (14) quarterly payments totaling $1,338,570 (including interest) under such note have been made through April 23, 1998 pursuant to the agreement.


SIGNIFICANT AND RECENT EVENTS


During the first and second quarters of 1996, the Company privately placed, pursuant to Rule 505 under the Securities Act of 1933, as amended (the "Act"), an aggregate of 7,900 shares and 2,600 shares, respectively, of its then newly created class of 8% convertible redeemable preferred stock, par value $1.00 per share (the "Preferred Stock"), for which the Company received aggregate proceeds of $790,000 and $260,000 respectively. In 1997 an aggregate of 4,000 of such shares of the Preferred Stock were converted into 100,000 shares of the Company's common stock in accordance with the conversion provisions of the Preferred Stock at a conversion price of $4.00 per share of common stock. In addition, subsequent to such conversion, pursuant to the terms of the Preferred Stock and as a result of certain common stock issuances by the Company during 1997, the conversion price for the remaining shares Preferred Stock was reduced to $3.71 per share of common stock.


In consideration for advisory services related to the Acrodyne acquisition, the Company sold warrants to Alchemy Capital to purchase 170,000 shares of common stock at an exercise price of $3.00 per share on October 24, 1994. As of December 31, 1997, 20,000 of these warrants have been exercised, raising net proceeds of $60,000.


During 1996, the Company paid $125,200 and issued an aggregate of 465,000 warrants to a financial consulting firm, Colin Winthrop, for advisory services performed during the year. The warrants are exercisable over a three year period at prices ranging from $4.00 to $5.00. During the year ended December 31, 1997, 10,000 of such warrants were exercised at an exercise price of $4.00 per share.

On April 15, 1997, the Company's Board of Directors approved the Company's 1997 stock option plan with authorization to grant options with respect to an aggregate of up to 450,000 shares of the Company's common stock. On January 20, 1998 the stock option plan had been amended to add another 200,000 shares of the company's common stock. There have been no options granted through the date of this Report.


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


Pursuant of the terms of the Private Placement, the Company has recently filed a registration statement on Form S-3 with the Securities and Exchange Commission to, among other things, register for resale, under the Act, the shares of common stock sold in the Private Placement and the shares of common stock underlying the warrants sold in the Private Placements. However, the Investor Group has agreed not to sell or otherwise dispose of such shares and warrants for a period of one year after the Private Placement. The Company has also agreed that for so long as the Investor Group owns beneficially not less than 10% of the Company's issued and outstanding common stock, on a fully diluted basis (assuming the exercise or conversion of all securities exercisable or convertible into common stock): (i) the Company's Board of Directors shall consist of five directors;
(ii) the Investor Group shall be entitled to nominate one director for election as a member of the Board of Directors of the Company at the annual meeting of stockholders or any other meeting at which directors are elected, and the Company shall include such nominee in the slate of nominee directors recommended for election by the incumbent directors and management; and (iii) the Company shall include in such slate of nominee directors at least two nominees who are not affiliated with the Company's management or with the Investor Group and who shall be selected with the consent of the Investor Group, whose consent shall not be unreasonably or arbitrarily withheld. In addition, the Company has entered into an advisory agreement with Scorpion pursuant to which Scorpion has agreed to provide certain financial advisory services to the Company in connection with the Company's management and strategic planning and its identification of opportunities for growth.


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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


The directors, officers and significant employees of the Company, as of March 31, 1998, are as follows:

NAME                            AGE                        POSITION

A. Robert Mancuso........        60                 Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer of the
                                                    Company and Acrodyne
                                                    Industries, Inc.

Martin J. Hermann.........       59                 Director, Secretary and
                                                    General Counsel of  the
                                                    Company

Dr. Elmer M. Lipsey........      75                 Director of the Company
Daniel D. Traynor..........      55                 Director of the Company and
                                                    Vice President and General
                                                    Manager of Acrodyne
                                                    Industries, Inc.

Dr. Timothy P. Hulick.......      55                Vice President-Engineering
                                                    of Acrodyne Industries, Inc.
Robert F. Raucci............      43                Director of the Company
Ronald R. Lanchoney.........      51                Chief Financial Officer of
                                                    the Company

A. ROBERT MANCUSO has been Chairman of the Board, President and Chief Executive Officer of the Company since its inception in May 1991. Mr. Mancuso has also served as President and Chief Executive Officer of Acrodyne since its acquisition by the Company in October 1994. From July 1991 to October 1994, he was also president of R.M. Hudson Co., Inc., financial consultants for mergers and acquisitions. From January 1987 to June 1991, he served as vice president of Reichhold Chemicals, a specialty chemical company. From January 1987 to June 1991, he also served as president of RBH Dispersions, another specialty chemical company. From July 1986 to December 1989, he was senior vice president of Polychrome Corporation, a manufacturer of film and printing plates for the ink industry, and president and chief executive officer of Polychrome Chemicals, a specialty chemical manufacturer. Reichhold Chemicals, RBH Dispersions, Polychrome Corporation and Polychrome Chemicals are owned by Dainippon Ink & Chemicals, Inc., a Japanese chemical conglomerate. Prior to joining the Polychrome companies in 1986, Mr. Mancuso was employed by Union Carbide Corporation for 26 years.

MARTIN J. HERMANN has served as a Director, Secretary and General Counsel of the Company since its inception in May 1991. Mr. Hermann has been engaged in the private practice of law since 1963.

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

DANIEL D. TRAYNOR has been employed by Acrodyne since 1970. He has been its Vice President since 1985 and General Manager since 1990. Mr. Traynor has responsibility for the overall day-to-day management of Acrodyne, including supervision of production, sales and marketing. Prior to 1970, he held engineering and management positions with American Electronics Laboratories. Mr. Traynor has served as a Director of the Company since October 1994.

DR. TIMOTHY P. HULICK has been Vice President--Engineering of Acrodyne since 1985, with responsibility for product concept, design and development, as well as final test and field service. Dr. Hulick authored seven (7) Acrodyne United States patents for the digital amplitude modulator design concept. Prior to 1985, Dr. Hulick was director of transmitter products development at the Broadcast Products Division of Harris Corporation and president of Electronic Research Corporation.

ROBERT F. RAUCCI has served as a Director of the Company since January 18, 1998. Since 1997, Mr. Raucci has been a managing member of Newlight Management, LLC, a technology-oriented private equity management firm. Since 1994, Mr. Raucci has also been president of RAM Investment Corporation ("RAM"). RAM, formed in 1994, makes venture capital investments and advises institutional private equity clients. Before forming RAM, Mr. Raucci spent the preceding 9 years (1985-1994) with Alliance Capital Management Corporation, a global investment management organization at which he was part of a team that managed a portfolio of $300 million in private equity investments including new venture capital partnerships, secondary purchases of existing venture capital investments and direct company investments. Between 1976 and 1985, Mr. Raucci worked for Graphic Scanning Corporation ("GSC"), a publicly traded telecommunications service and manufacturing company. During his employment at GSC, Mr. Raucci held various senior management positions in engineering and technical marketing. Mr. Raucci also serves as a director of Dental Care Alliance Corp.

RONALD R. LANCHONEY has been the Chief Financial Officer of the Company since March 2, 1998. During the one month period prior to that date, Mr. Lanchoney held the position of consulting CFO for the Company, providing financial consulting services to the Company on a part-time basis. As an independent financial consultant, Mr. Lanchoney operated his own management and financial consulting business from August 1996 until joining the Company on a full-time basis in March 1998. From 1978 to mid-1996, Mr. Lanchoney was the executive vice president of I/O Corporation, a company which he co-founded and which is a distributor of advanced technology electrical and electronic control equipment. From 1970 to 1978, Mr. Lanchoney held various positions including division controller with I-T-E Imperial Corporation, a manufacturer of high and low voltage electrical switchgear, distribution and control equipment.

Directors will serve in such capacity until the next annual meeting of the shareholders or until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board or pursuant to an employment agreement.


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

ITEM 10. EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION The following table summarizes the compensation earned by the Company's executive officers (the "Named Executive Officers"), for services provided during the Company's fiscal years ended December 31, 1997, 1996 and 1995.

                                            SUMMARY COMPENSATION TABLE
                                                                                            Long-Term             All Other
                                                Annual Compensation                         Compensation         Compensation

                                                                                              Securities
                                       Fiscal                                                 Underlying
Name and Principal Position             Year             Salary            Bonus             OPTIONS (#)


A. Robert Mancuso                       1997            $150,000            None                 None              $900/month*
 Chairman of the                        1996            $150,000            None                 None              $900/month*
Board, President                        1995            $150,000          $104,000             137,500             $900/month*
and
 Chief Executive
Officer


Daniel D. Traynor                       1997            $126,500            None                 None                  None
 General Manager                        1996            $126,500            None                 None                  None
and Vice President                      1995            $126,500            None                37,500                 None
 of Acrodyne

Dr. Timothy P.                          1997            $113,000            None                 None                  None
Hulick
 Vice President -                       1996            $113,000            None                 None                  None
Engineering of                          1995            $113,000            None                37,500                 None
 Acrodyne

Ronald R.                               1997              None              None                 None                  None
Lanchoney* *
 Chief Financial                        1996              None              None                 None                  None
Officer


------------------
*  Automobile allowance.

** Mr. Lanchoney was hired as Chief Financial Officer on March 2, 1998 at an annual salary of $80,000. During the one month period prior to that date, Mr.
Lanchoney served as consulting CFO to the Company, providing financial consulting services to the Company on a part-time basis.




                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


There were no stock option grants made by the Company to the Named Executive Officers during the fiscal year ended December 31, 1997.


                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                            AND YEAR-END OPTION VALUES


                                                                 Number of                     Value of Unexercised
                                                                 Unexercised                   In-The-
                              Shares                             Options At                    Money Options At Year
                             Acquired             Value          Year-End (#)                  End ($)
NAME                            On              REALIZED
                             EXERCISE (#)          ($)           Exercisable (E)/              Exercisable (E)/
                             ---------             ---          Unexercisable(U)               Unexercisable (U)


A. Robert Mancuso              -                   -            E 237,500                             E  $0
                                                                U    0                                U  $0

Daniel D.Traynor                -                   -           E 37,500                              E  $0
                                                                U    0                                U  $0

Dr. Timothy P. Hulick           -                   -           E 37,500                              E  $0
                                                                U    0                                U  $0





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information with respect to the beneficial ownership of shares of Common Stock as of March 31, 1998, by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) the Named Executive Officers and (iv) all directors and officers as a group:

   (1)                                  (2)                                         (3)                        (4)
                                                                                 Amount & Nature              Percent
 Title of                          Name & Address                                of Beneficial                of Class
  Class                       of Beneficial Owner(a)                             Ownership

Common Stock                  Scorpion-Acrodyne                                 605,000 shares(b)                      11.04%
                              Investors, LLC
Common Stock                  A. Robert Mancuso                                 292,500 shares(c)                       5.27%
Common Stock                  Daniel D. Traynor                                 185,460 shares(d)                       3.47%
Common Stock                  Martin J. Hermann                                  43,000 shares                          0.81%
Common Stock                  Dr. Elmer M. Lipsey                                 5,000 shares                           .09%
Common Stock                  Dr. Timothy P. Hulick                             103,840 shares(e)                       1.94%

All officers and directors as a group (5 persons)                               444,340 shares(f)                        7.9%

--------
(a)      The address of Scorpion-Acrodyne Investors, LLC ("SAI") is 505 Park
         Avenue, New York, New York, 10022. The address of Messrs. Mancuso and
         Traynor and Dr. Hulick is c/o the Company, 516 Township Line Road, Blue
         Bell, Pennsylvania 19422. The address of Dr. Lipsey is 6719 Wemberly
         Way, McLean, Virginia 22101. The address of Mr. Hermann is 725 Glen
         Cove Avenue, Glen Head, New York 11545.

(b)      Based solely on the Company's review of a filing made by
         SAI on Schedule 13D, dated  as of March 4, 1998. Includes
         440,000 shares of common stock owned by SAI and  165,000
         shares of common stock issuable to SAI upon exercise of
         outstanding warrants  exercisable within 60 days after the date of this Annual Report on Form 10-KSB.  Arabella, S.A., which was also a reporting person with respect to such
         Schedule 13D, is described in such Schedule 13D as being
         an 81.82% member of SAI.

(c) Includes 237,500 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Mancuso consisting of (i) 137,500 shares of Common Stock issuable pursuant to the Company's 1993 Stock Option Plan (the "1993
         Stock Option Plan"), of which 100,000 and 37,500 options vested on each of October 14, 1995 and June 9, 1996, respectively and (ii) 100,000 shares of Common Stock issuable upon the exercise of options issued pursuant to the terms of Mr. Mancuso's employment agreement, of which 33,333 options vested on each of January 1, 1995 and 1996 and 33,334 options vested on January 1, 1997.

(d) Includes 37,500 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Traynor pursuant to the 1993 Stock Option
         Plan, all of which vested on June 9, 1996.

(e) Includes 37,500 shares of Common Stock issuable upon the exercise of stock options granted to Dr. Hulick pursuant to the 1993 Stock Option
         Plan, all of which vested on June 9, 1996.

(f) Includes 312,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 31, 1998.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of October 24, 1997, the Company entered into a financial consulting agreement (the "Scorpion Agreement") with Scorpion Holdings, Inc. ("Scorpion"). Scorpion has been retained by the Company to provide financial management and strategic planning services and to arrange private and public financing, as well as to review and analyze potential acquisition candidates. Pursuant to the Scorpion Agreement, an annual consulting fee of $120,000 is paid by the Company to Scorpion in 12 equal monthly installments of $10,000. The Scorpion Agreement may be terminated by either party at any time with 60 days prior notice.

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following constitutes an Exhibit Index of the applicable Exhibits to this report:


DESCRIPTION OF EXHIBIT
-----------------------------------------------------------------------------

3.1*         Certificate of Incorporation of Acrodyne Holdings, Inc.
3.2*         By-Laws of Acrodyne Holdings, Inc., as amended to date
3.3*         Certificate of Incorporation of Acrodyne Industries, Inc.
3.4*         By-Laws of Acrodyne Industries, Inc., as amended to date
3.5***       Certificate of Amendment to Certificate of Incorporation
             of Registrant Changing its  Name from Acrodyne Holdings,
             Inc. to Acrodyne Communications, Inc.
3.6***       Form of Certificate of Designation Preferences and
             Relative, Participating, Optional or  Other Special
             Rights, and Qualifications, Limitations, Restrictions, of
             the 8%  Convertible Redeemable Preferred Stock of
             Acrodyne Communications, Inc.
4.1*         Specimen Share Certificate
4.2*         Form of Redeemable Common Stock Purchase Warrant
4.3*         Form of Unit Certificate
10.1*        Stock Acquisition Agreement, dated May 16, 1994, by and
             among Acrodyne  Holdings, Inc., Marshall Smith and
             Acrodyne Industries, Inc. (without exhibits), as  amended
10.1A*       Amendment No. 3, dated September 21, 1994, to the Stock Acquisition
             Agreement, dated May 16, 1994, by and among Acrodyne Holdings,
             Inc., Marshall Smith and Acrodyne Industries, Inc.
10.2*        Form of Senior Subordinated Installment Promissory Note
10.3*        Hulick and Traynor Stock Contribution Agreement, dated
             May 16, 1994, by and  among Acrodyne Holdings, Inc., Dr.
             Timothy Hulick, Daniel Traynor and Acrodyne  Industries,
             Inc. (without exhibits), as amended
10.3A*       Amendment No. 2, dated September 21, 1994, to the Hulick
             and Traynor Stock  Contribution Agreement, dated May 16,
             1994, by and among Acrodyne Holdings, Inc.,  Dr. Timothy
             Hulick, Daniel Traynor and Acrodyne Industries, Inc.
10.4*        Minority Shareholders' Stock Contribution Agreement,
             dated May 16, 1994, by and  among Acrodyne Holdings, Inc.
             and certain minority shareholders of Acrodyne
             Industries, Inc. (without exhibits), as amended
10.4A*       Amendment No. 2, dated September 21, 1994, to the
             Minority Shareholders' Stock  Contribution Agreement,
             dated May 16, 1994, by and among Acrodyne Holdings, Inc.
             and certain minority shareholders of Acrodyne Industries, Inc.
10.5*        Form of Non-Compete Agreement by and among the Company
             and Marshall Smith
10.6*        Form of Consulting Agreement by and among the Company and
             Marshall Smith
10.7*        Form of Promissory Note
10.8*        Form of Mancuso Employment Agreement
10.9*        Form of Hulick Employment Agreement
10.10*       Form of Traynor Employment Agreement
10.11*       1993 Stock Option Plan of the Company
10.12*       Form of Warrant Agreement
10.13*       Confirmation Letter, dated September 13, 1994, from
             CoreStates Bank, N.A. regarding  a line of credit of up
             to $1,200,000
10.14*       Financial Advisory Agreement, dated as of September 14, 1993, by and between Alchemy Capital Corp. and Acrodyne Holdings, Inc., as
             amended to date.
10.15**      Financial consulting agreement dated July 1, 1995 between the
             Company and Colin Winthrop & Co., Inc. and form of warrant given to
             Colin Winthrop & Co., Inc.
10.16**      Financial consulting agreement dated January 1, 1996 between the
             Company and Colin Winthrop & Co., Inc. and form of warrant given to
             Colin Winthrop & Co., Inc.
10.17***     Form of Subscription Agreement, dated March 29, 1996
             between Acrodyne  Communications, Inc. and (i) Furst
             Associates and (ii) Eagle Partners.
10.18***     Form of Subscription Agreement, dated May 7, 1996
             between Acrodyne  Communications, Inc. and (i) FM
             Partners and (ii) Dynamic Value Partners.
10.19        Form of Subscription Agreement, dated Nov. 7, 1997
             between Acrodyne  Communications, Inc. and Newlight
             Associates L.P., Newlight Associates (B.V.I.),
             Scorpion-Acrodyne Investors LLC and S-A Partners.
21.0***      Subsidiaries of the Registrant
27.0         Financial Data Schedule
------------------
* Incorporated by reference to the Form SB-2 filed by the Registrant (file number 33-82910 with the U.S. Securities and Exchange Commission on October 11, 1994.

** Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0- 24886) with the SEC for its fiscal year ended December 31, 1995.

*** Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0- 24886) with the SEC for its fiscal year ended December 31, 1996.

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

Date 5/11/98

         In accordance with the Exchange Act, this report has been signed below by the following persons on and behalf of the registrant and in the capacities and on the dates indicated.

By  /S/ DANIEL D. TRAYNOR
        Daniel D. Traynor, Director

Date  5/11/98

By  /S/ MARTIN J. HERMANN
        Martin J. Hermann, Director

Date 5/11/98

By   /S/ ROBERT F. RAUCCI
         Robert F. Raucci, Director

Date 5/11/98

By   /S/ RONALD R. LANCHONEY
         Ronald R. Lanchoney, CFO

Date 5/11/98

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


PRICE WATERHOUSE LLP


Philadelphia, PA
March 18, 1998

ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                1997                      1996

                                                       Assets
Current assets:
     Cash and cash equivalents                                                $  3,011,294               $  3,921,544
     Accounts receivable, net of  allowance for doubtful
     accounts of $24,327 at December                                               943,183                  2,157,108
     31, 1997 and 1996
     Inventories                                                                 5,271,449                  4,487,887
     Prepaid expenses and deposits                                                 105,067                     63,957
                                                                                  --------                    -------

            Total current assets                                                 9,330,993                 10,630,496

Property and equipment, net                                                        666,395                    574,311
Note receivable                                                                     85,436                     79,935
Non-compete agreement, net                                                         510,822                    585,822
Goodwill, net                                                                    4,212,202                  4,368,698
                                                                                 ---------                  ---------

            Total assets                                                       $14,805,848                $16,239,262
                                                                               ===========                ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt and capital leases                        $ 352,082                  $ 336,147
     Accounts payable                                                            1,151,372                  1,425,149
     Accrued expenses                                                              238,796                    383,822
     Customer advances                                                             347,378                    249,266
                                                                                  --------                   --------

            Total current liabilities                                            2,089,628                  2,394,384

Long-term debt and capital leases                                                  379,196                    573,406
Non-compete liability                                                              722,647                    731,834
                                                                                  --------                   --------

            Total liabilities                                                    3,191,471                  3,699,624
                                                                                ----------                 ----------

Commitments and contingencies (Notes 8 and 12) Shareholders' equity:
   Preferred stock, par value $1.00; 1,000,000 shares authorized,
    6,500 and 10,500 shares issued and
   outstanding in 1997 and  1996,                                                          6,500                     10,500
   respectively
   Common stock, par value $.01; 10,000,000 shares authorized,
   5,314,270 and 4,384,270 shares issued
   and outstanding in 1997  and 1996,                                                 53,143                         43,843
   respectively
Additional paid-in capital                                                            17,180,718                 15,134,218
Accumulated deficit                                                                  (5,625,984)                (2,648,923)
                                                                                     -----------                -----------

                                                                                      11,614,377                 12,539,638
                                                                                      ----------                 ----------

Total liabilities and shareholders' equity                                          $ 14,805,848               $ 16,239,262
                                                                                    ============               ============


The accompanying notes are an integral part of these financial statements.


ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                    1997                     1996

Net sales                                                                          $ 8,171,612            $10,417,029
Cost of sales                                                                        6,869,003              7,371,857
                                                                                     ---------              ---------

         Gross profit                                                                1,302,609              3,045,172
                                                                                     ---------              ---------

Operating expenses:
   Engineering, research and development                                               823,406                807,287
   Selling                                                                           1,609,600              1,359,013
   Administration                                                                    1,543,824              1,550,686
   Amortization                                                                        231,496                231,496
                                                                                       -------                -------

   Total operating expenses                                                          4,208,326              3,948,482
                                                                                     ---------              ---------

   Operating loss                                                                      (2,905,658)           (903,310)
   Other income (expense):
   Interest expense, net                                                                  (15,218)            (70,845)
   Other income (expense), net (See Note 9)                                              7,902               (247,255)
                                                                                         -----               ---------

   Loss before income tax benefits                                                     (2,912,974)         (1,221,410)
   Income tax benefit                                                                       -                      -
                                                                                           ---                    --

   Net loss                                                                           $(2,912,974)        $(1,221,410)
                                                                                      ============        ============

   Dividend on 8% Convertible Redeemable                                                  (64,087)           (482,224)
                                                                                          --------           ---------
   Preferred Stock

   Net loss applicable to common                                                      $(2,977,061)        $(1,703,634)
                                                                                      ============        ============
   shareholders

   Net loss per share - basic and diluted                                               $   (0.65)          $   (0.48)
                                                                                        ==========          ==========
   Weighted average common shares                                                    4,584,347              3,558,856
                                                                                     =========              =========
   outstanding

The accompanying notes are an integral part of these financial statements.



ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------
                                                                              1997                         1996
Cash flows from operating activities:
   Net loss                                                                 $(2,912,974)                  $(1,221,410)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                              388,159                       339,508
     Stock option accrual                                                            -                         16,666
     Issuance of warrants for services                                               -                        250,000
     Changes in assets and liabilities:
       Accounts receivable                                                    1,213,925                    (1,007,108)
       Inventories                                                             (783,562)                   (2,164,100)
       Note receivable                                                           (5,501)                       (6,030)
       Prepaid expenses and deposits                                            (41,110)                       27,513
       Accounts payable                                                        (273,777)                      244,338
       Accrued expenses                                                        (145,026)                      (56,041)
       Customer advances                                                         98,112                        93,530
                                                                                 ------                        ------

           Net cash used in operating activities                             (2,461,754)                   (3,483,134)
                                                                             -----------                   -----------

Cash used in investing activities:
   Purchase of property and equipment                                           (74,809)                     (227,695)
                                                                                --------                     ---------

Cash flows from financing activities:
   Proceeds from the issuance of common stock                                 1,951,800                       484,096
   Proceeds from issuance of preferred stock                                         -                      1,027,202
   Proceeds from warrant exercise                                               100,000                     5,852,848
   Payments on promissory notes                                                (270,000)                     (270,000)
   Repayments on line of credit                                                       -                      (200,000)
   Capital lease repayments                                                     (82,214)                      (95,015)
   Repayments on other borrowings and non-compete liability
                                                                                 (9,186)                      (24,844)
   Cash dividends to stockholders                                               (64,087)                      (60,661)
                                                                                --------                      --------

            Net cash provided by financing activities                         1,626,313                     6,713,626
                                                                              ---------                     ---------

     Net (decrease) increase in cash                                           (910,250)                    3,002,797
     and cash equivalents
     Cash and cash equivalents at                                             3,921,544                       918,747
                                                                              ---------                       -------
     beginning of year

     Cash and cash equivalents at end                                       $ 3,011,294                   $ 3,921,544
                                                                            ===========                    ==========
     of year

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




ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                  Additional                                Total
                                    Preferred Stock         Common Stock          paid-in     Accumulated             Shareholders'
                                  Shares       Amount    Shares         Amount   capital      deficit                   equity

Balance at December 31, 1995                            2,560,530      $ 25,606    $ 7,110,580  $ (945,289)           $  6,190,897
Issuance of warrants for services                                                      250,000                             250,000
Issuance of shares in connection
 with warrant exercise                                  1,695,040        16,950      5,835,898                           5,852,848
Issuance of shares in
connection with underwriters options                      128,700         1,287        482,809                             484,096
Sale of preferred shares          10,500       $ 10,500                              1,016,702                           1,027,202
Beneficial conversion
feature associated with the
sale  of preferred stock
Dividend on preferred stock                                                            421,563                             421,563
Stock option accrual                                                                              (482,224)               (482,224)
Net loss                                                                                16,666                              16,666
                                 ----------   --------  -----------     --------   ------------ ----------              -----------
Balance at December 31, 1996      10,500       10,500    4,384,270       43,843     15,134,218  (2,648,923)             12,539,638
Issuance of shares in                                       30,000          300         99,700                             100,000
connection with warrant exercise
Conversion of preferred           (4,000)      (4,000)     100,000        1,000          3,000
shares into common shares
Sale of common shares                                      800,000        8,000      1,943,800                           1,951,800
Dividends on preferred stock                                                                      (64,087)                 (64,087)
Net loss                                                                                       (2,912,974)              (2,912,974)
                                 ------------ ----------- ----------- ----------    ----------  ----------             -----------
Balance at December 31, 1997      6,500       $ 6,500    5,314,270     $ 53,143    $17,180,718 $(5,625,984)           $ 11,614,377
                                  ----------- ----------  -----------  ----------  ----------- ------------           ------------


   The accompanying notes are an integral part of these financial statements



ACRODYNE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996


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

                                           Year ended December 31,
                                      1997                        1996

Net loss                            $(2,912,974)               $(1,221,410)
Preferred stock dividends               (64,087)                  (482,224)
                                        --------                  ---------
Net loss applicable to common       $(2,977,061)               $(1,703,634)
shareholders                        ============               ============
Weighted average common shares        4,584,347                  3,558,856
outstanding (basic)
Convertible Preferred Stock (Note 9)       (*)                         (*)
Employee Stock Options (Note 10)           (*)                         (*)
Warrants issued in connection with
various  transactions (Note 10)            (*)                         (*)
Weighted average common shares
outstanding  (diluted)
                                      4,584,347                  3,558,856
                                      =========                  =========
Loss per share (basic)               $    (0.65)                $    (0.48)
                                     ===========                ===========
Loss per share (diluted)             $    (0.65)                $    (0.48)
                                     ===========                ===========


(*) Due to the Company's loss from continuing operations in 1997 and 1996, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

 4.      INVENTORIES

         Inventories consist of the following:

                                                   December 31,
                                        1997                       1996

Raw Materials                         $2,815,710                $2,944,652
Work in process                        1,035,065                 1,416,644
Finished goods                         1,854,470                   246,591
                                       ---------                   -------
                                       5,705,245                 4,607,887
Reserve for excess/obsolete inventory   (433,856)                 (120,000)
                                       -----------               ----------
                                      $5,271,449                $4,487,887


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

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                     December 31,
                                           1997                       1996

Test equipment                           $559,511                  $467,138
Machinery and equipment                    59,564                    29,046
Office Equipment                          239,067                   135,224
Automobile                                 11,043                    11,043
Leasehold improvements                     76,205                    76,205
Purchased computer software                29,342                     7,328
                                         ----------                ----------
                                          974,732                   725,984
LESS: Accumulated depreciation           (308,337)                 (151,673)
                                         ----------                -----------
                                         $666,395                  $574,311


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

7.       GOODWILL

         The Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired of Acrodyne Industries, Inc. Goodwill is being amortized on a straight line basis over 30 years. Amortization charged to expense during the years ended December 31, 1997 and 1996 amounted to $156,496 each year. The Company periodically reviews goodwill to assess recoverability through a non- discounted cash flow analysis and any perceived impairment would be charged to operations in the period in which such impairment becomes evident.

8.       DEBT

         Long-term debt consists of the following:

                                                            December 31,
                                             1997                     1996

Senior Subordinated Installment           $540,000                  $810,000
Promissory Note
Capital lease obligations                  191,278                    99,553
                                          ----------              ------------
                                           731,278                   909,553
LESS: Current portion                     (352,082)                 (336,147)
                                          -----------             -------------
                                          $379,196                  $573,406


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

         Principal payments on long-term debt are as follows:

         1998                                    $352,082
         1999                                      34,292
         2000                                      44,904
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



         The fair value of each option grant is estimated on the date of grant using the Black- Scholes option pricing model.

         A summary of the Company's stock option plan as of December 31, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                        December 31, 1997        December 31, 1996

                                                          Weighted                          Weighted
                                        Shares            Average            Shares          Average
                                                          Exercise                           Exercise
                                                           Price                             Price

Outstanding at
         beginning of year                  350,000            $3.36          350,000            $3.36
Granted                                         -                -                -                -
Exercised                                       -                -                -                -
Forfeited                                       -                -                -                -
Outstanding at
         end of year                        350,000            $3.36          350,000            $3.36
Options exercisable
         at year end                        350,000                           350,000
Weighted average
         fair value of options granted
         during the year                                         n/a                               n/a

ACRODYNE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 10.     INCOME TAXES

         The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

                                                                                        Year Ended
                                                                                       December 31,

                                                                                  1997                    1996

Income tax at statutory federal rate                                             $(1,018,914)          $(415,279)
Permanent differences                                                                  60,129            (30,344)
Increase in valuation allowance                                                       958,785             445,623
Utilization of net operating loss                                                        -                   -
carryforwards
Effective tax amount                                                              $      -             $     -


         The components of the net deferred income tax asset (liability) are as follows:

                                                          December 31,
                                                    1997                 1996

Tax loss carryforwards and miscellaneous            $1,525,447       $ 560,763
accruals
Valuation allowance                                (1,486,408)       (527,623)
Net deferred tax asset                                  39,039          33,140
Deferred tax liability                                (39,039)        (33,140)
                                                      $   -           $   -



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

         The Company also leases certain test equipment under capital leases. These leases are secured by the related equipment. Future minimum lease payments under noncancelable leases are as follows:

                                        OPERATING                CAPITAL
                  FISCAL YEAR            LEASES                   LEASES

                  1998                   $ 221,200              $  82,082
                  1999                     221,200                 64,292
                  2000                     102,375                 44,903
                  2001                      14,588
                  2002
                                         $ 559,363              $ 191,278
                                         ---------

         Less: Interest portion                                   (33,594)

         Present value of capital lease obligations             $ 157,684


         The Company is involved in several claims in the ordinary course of business. Management believes the resolution of these outstanding claims will not have a material impact on the financial position, results of operations or cash flows of the Company.

                                  EXHIBIT INDEX

3.1*         Certificate of Incorporation of Acrodyne Holdings, Inc.
3.2*         By-Laws of Acrodyne Holdings, Inc., as amended to date
3.3*         Certificate of Incorporation of Acrodyne Industries, Inc.
3.4*         By-Laws of Acrodyne Industries, Inc., as amended to date
3.5***       Certificate of Amendment to Certificate of Incorporation
             of Registrant Changing its  Name from Acrodyne Holdings,
             Inc. to Acrodyne Communications, Inc.
3.6***       Form of Certificate of Designation Preferences and
             Relative, Participating, Optional or  Other Special
             Rights, and Qualifications, Limitations, Restrictions, of
             the 8%  Convertible Redeemable Preferred Stock of
             Acrodyne Communications, Inc.
4.1*         Specimen Share Certificate
4.2*         Form of Redeemable Common Stock Purchase Warrant
4.3*         Form of Unit Certificate
10.1*        Stock Acquisition Agreement, dated May 16, 1994, by and
             among Acrodyne  Holdings, Inc., Marshall Smith and
             Acrodyne Industries, Inc. (without exhibits), as  amended
10.1A*       Amendment No. 3, dated September 21, 1994, to the Stock Acquisition
             Agreement, dated May 16, 1994, by and among Acrodyne Holdings,
             Inc., Marshall Smith and Acrodyne Industries, Inc.
10.2*        Form of Senior Subordinated Installment Promissory Note
10.3*        Hulick and Traynor Stock Contribution Agreement, dated
             May 16, 1994, by and  among Acrodyne Holdings, Inc., Dr.
             Timothy Hulick, Daniel Traynor and Acrodyne  Industries,
             Inc. (without exhibits), as amended
10.3A*       Amendment No. 2, dated September 21, 1994, to the Hulick
             and Traynor Stock  Contribution Agreement, dated May 16,
             1994, by and among Acrodyne Holdings, Inc.,  Dr. Timothy
             Hulick, Daniel Traynor and Acrodyne Industries, Inc.
10.4*        Minority Shareholders' Stock Contribution Agreement,
             dated May 16, 1994, by and  among Acrodyne Holdings, Inc.
             and certain minority shareholders of Acrodyne
             Industries, Inc. (without exhibits), as amended
10.4A*       Amendment No. 2, dated September 21, 1994, to the
             Minority Shareholders' Stock  Contribution Agreement,
             dated May 16, 1994, by and among Acrodyne Holdings, Inc.
             and certain minority shareholders of Acrodyne Industries,
             Inc.
10.5*        Form of Non-Compete Agreement by and among the Company
             and Marshall Smith
10.6*        Form of Consulting Agreement by and among the Company and
             Marshall Smith
10.7*        Form of Promissory Note
10.8*        Form of Mancuso Employment Agreement
10.9*        Form of Hulick Employment Agreement
10.10*       Form of Traynor Employment Agreement
10.11*       1993 Stock Option Plan of the Company
10.12*       Form of Warrant Agreement
10.13*       Confirmation Letter, dated September 13, 1994, from
             CoreStates Bank, N.A. regarding  a line of credit of up
             to $1,200,000
 10.14*      Financial Advisory Agreement, dated as of September 14, 1993, by and between Alchemy Capital Corp. and Acrodyne Holdings, Inc., as
             amended to date.
10.15**      Financial consulting agreement dated July 1, 1995 between the
             Company and Colin Winthrop & Co., Inc. and form of warrant given to
             Colin Winthrop & Co., Inc.
10.16**      Financial consulting agreement dated January 1, 1996 between the
             Company and Colin Winthrop & Co., Inc. and form of warrant given to
             Colin Winthrop & Co., Inc.
10.17***          Form of Subscription Agreement, dated March 29, 1996
             between Acrodyne  Communications, Inc. and (i) Furst
             Associates and (ii) Eagle Partners.
10.18***          Form of Subscription Agreement, dated May 7, 1996
             between Acrodyne  Communications, Inc. and (i) FM
             Partners and (ii) Dynamic Value Partners.
10.19        Form of Subscription Agreement, dated Nov. 7, 1997
             between Acrodyne  Communications, Inc. and Newlight
             Associates L.P., Newlight Associates (B.V.I.),
             Scorpion-Acrodyne Investors LLC and S-A Partners.
21.0***           Subsidiaries of the Registrant
27.0         Financial Data Schedule
------------------
* Incorporated by reference to the Form SB-2 filed by the Registrant (file number 33- 82910) with the U.S. Securities and Exchange Commission on October 11, 1994.

** Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0- 24886) with the SEC for its fiscal year ended December 31, 1995.

*** Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0- 24886) with the SEC for its fiscal year ended December 31, 1996.