Form 10KSB/A
period 1997-12-31
ACRODYNE COMMUNICATIONS INC
filed 1998-05-15
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-KSB/A-3

(Mark One)

  X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended DECEMBER 31, 1997

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                   to

Commission file number                         0-24886

                          ACRODYNE COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

    Delaware                                             11-3067564
   (State or Other                                     (I.R.S. Employer
   Jurisdiction of                                      Identification No.)
   Incorporation or
   Organization)


   516 TOWNSHIP LINE ROAD, BLUE BELL, PA                      19422
          (Address of Principal                             (Zip Code)
          Executive Office)


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

Yes       X                No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State issuer's revenues for its most recent fiscal year. $ 8,171,612

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

                                     PART I

     The Form 10-KSB for the fiscal year ended December 31, 1997 filed by Acrodyne Communications, Inc. on April 1, 1998, as amended by the Form 10-KSB/A filed on April 1, 1998, as further amended by the Form 10-KSB/A-2 filed on May 11, 1998, is hereby further amended to correct certain typographical errors contained in such May 11, 1998 filing (the "10- KSB/A-2") as set forth below.

     The introductory paragraph under Part I of the 10-KSB/A-2 is amended to replace the phrase "The Form 10-KSB for the fiscal year ended December 31, 1996" with the phrase "The Form 10-KSB for the fiscal year ended December 31, 1997".

     The first sentence of the first paragraph under "Significant and Recent Events" is amended to insert the word "of" between the words "shares" and "Preferred Stock".

     The table, included with the financial statements accompanying the 10-KSB/A-2, that presents the Registrant's Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 1997 and 1996 contained certain typographical errors including the inadvertent omission of certain net loss amounts. Such table is amended and restated in its entirety as follows:

ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                            Additional                     Total
                                                  Preferred Stock         Common Stock       paid-in      Accumulated  Shareholders'
                                                Shares     Amount   Shares       Amount     capital       deficit       equity

Balance at December 31, 1995                                        2,560,530    $ 25,606   $ 7,110,580    (945,289)   $  6,190,897
Issuance of warrants for services                                                               250,000                     250,000
Issuance of shares in  connection with warrant
   exercise                                                         1,695,040      16,950     5,835,898                   5,852,848
Issuance of shares in connection with warrant
  underwriters option                                                 128,700       1,287       482,809                     484,096
Sale of preferred shares                       10,500      $10,500                            1,016,702                   1,027,202
Beneficial conversion feature associated
  with the sale of preferred shares                                                             421,563                     421,563
Dividends on preferred stock                                                                               (482,224)       (482,224)
Stock option accrual                                                                             16,666                      16,666
Net loss                                                                                                 (1,221,410)     (1,221,410)

Balance at December 31, 1996                   10,500       10,500  4,384,270      43,843    15,134,218  (2,648,923)     12,539,638
Issuance of shares in connection with
  warrant exercise                                                     30,000         300        99,700                     100,000
Conversion of preferred shares into
  common shares                                (4,000)      (4,000)   100,000         1,000       3,000
Sale of common shares                                                 800,000         8,000   1,943,800                   1,951,800
Dividends on preferred stock                                                                                (64,087)        (64,087)
Net loss                                                                                                 (2,912,974)     (2,912,974)
Balance at December 31, 1997                    6,500     $  6,500  5,314,270      $ 53,143 $17,180,718 $(5,625,984)   $ 11,614,377



    The accompanying notes are an integral part of these financial statements

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ACRODYNE COMMUNICATIONS, INC.
                  (Registrant)

By       /S/ A. ROBERT MANCUSO
             A. Robert Mancuso, President, CEO and Director

Date     5/14/98

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /S/ DANIEL D. TRAYNOR
             Daniel D. Traynor, Director

Date     5/14/98

By       /S/ MARTIN J. HERMANN
             Martin J. Hermann, Director

Date     5/14/98

By       /S/ ROBERT F. RAUCCI
             Robert F. Raucci, Director

Date     5/14/98

By       /S/ RONALD R. LANCHONEY
             Ronald R. Lanchoney, CFO

Date     5/14/98