Form 10QSB
period 1998-03-31
ACRODYNE COMMUNICATIONS INC
filed 1998-05-15
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,318,270 SHARES OF COMMON STOCK OF ACRODYNE COMMUNICATIONS, INC. WERE OUTSTANDING ON MAY 8, 1998.

                          ACRODYNE COMMUNICATIONS, INC.

                                      INDEX

                                                                           Page
                                                                            NO.

PART I.  FINANCIAL INFORMATION

 Consolidated Balance Sheet at March 31, 1998
   (unaudited) and  December 31, 1997 .....................................   2

 Consolidated Statement of Operations for the Three
   Months  Ended March 31, 1998 and 1997 (unaudited).......................   3

 Consolidated Statement of Cash Flows for the Three
   Months  Ended March 31, 1998 and 1997 (unaudited).......................   4

 Notes to Consolidated Financial Statements (unaudited)....................   5

 Management's Discussion and Analysis of Financial
   Condition  and Results of Operations....................................   6

PART II. OTHER INFORMATION, AS APPLICABLE..................................  10

SIGNATURES      ...........................................................  11

PART I. FINANCIAL INFORMATION
ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                             Three Months Ended March 31,
                                                               1998                  1997
                                                               ----                  ----
                             ASSETS


Current assets:
 Cash and cash equivalents                                     $2,418,561            $3,011,294
 Accounts receivable, net of allowance for doubtful accounts    1,175,845               943,183
 Inventories                                                    5,347,917             5,271,449
 Prepaid expenses and deposits                                    196,232               105,067
                                                            -------------         -------------
   Total current assets                                         9,138,555             9,330,993

Property, plant and equipment, net                                614,254               666,395
Note receivable                                                    86,940                85,436
Non-compete agreement, net                                        492,072               510,822
Goodwill, net                                                   4,173,079             4,212,202
                                                              -----------           -----------
   Total assets                                               $14,504,900           $14,805,848
                                                              ===========           ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Current portion of long-term debt                              $352,082            $352,082
 Accounts payable                                              1,022,764           1,151,372
 Accrued expenses                                                170,348             238,796
 Customer advances                                               318,789             347,378
                                                              ----------          ----------
   Total current liabilities                                   1,863,983           2,089,628

Long-term debt                                                   284,868             379,196
Non-compete liability                                            720,071             722,647
                                                              ----------          ----------
   Total liabilities                                           2,868,922           3,191,471

Shareholders' equity:
   Preferred stock, par value $1.00; 1,000,000 shares
   authorized, 25,000 shares designated as
   8% Convertible Redeemable Preferred Stock, 6,500 shares
   issued and outstanding on March 31, 1998 and
   December 31, 1997                                               6,500              6,500
   Common stock, par value $.01; 10,000,000 shares
   authorized, 5,314,270 shares issued and outstanding
   on March 31, 1998 and December 31, 1997                        53,143             53,143
   Additional paid-in capital                                 17,166,690         17,180,718
   Accumulated deficit                                       (5,590,355)         (5,625,984)
                                                             -----------         -----------
      Total liabilities and shareholders' equity             $14,504,900        $14,805,848
                                                             ===========         ===========


                 See notes to consolidated financial statements

ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                           Three Months Ended March 31,
                                                                 1998                     1997
                                                                 ----                     ----
   Net sales                                                   $3,163,975               $2,268,198
   Cost of sales                                                2,133,438                1,671,885
                                                                ---------               ----------
            Gross profit                                        1,030,537                 596,313
                                                                ---------                 --------

   Operating expenses:
      Engineering, research and development                       219,437                  193,897
      Selling                                                     337,836                  327,223
      Administration                                              385,434                  353,708
      Amortization                                                 57,874                   57,874
                                                                   ------                 --------
            Total operating expenses                           1,000,581                   932,702
                                                               ----------               -----------
   Operating profit (loss)                                         29,956                (336,389)

   Other income (expense)
      Interest expense, net                                         5,674                 (19,253)
      Other income, net                                           _______                      613
                                                                                       -----------
   Net income (loss)                                              $35,630               ($355,029)

   Dividends on 8% Convertible                                   (14,028)                 (19,888)
                                                                 --------               ----------
Redeemable Preferred Stock

   Net income (loss) available to common shares                   $21,602               $(374,917)
                                                                  =======               ==========

   Net income (loss) per common share-basic                        $0.003                  $(0.09)
                                                                   ======                  =======

   Net income (loss) per common share-diluted                      $0.003                  $(0.09)
                                                                   ======                  ======

   Weighted average common shares outstanding-basic             7,173,065                4,401,303
                                                                =========                ==========

   Weighted average common shares outstanding-diluted           7,387,351                4,401,303



                 See notes to consolidated financial statements

 ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Three Months Ended March 31,
                                                                 1998                   1997
                                                                 ----                   ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income (loss)                                           $35,630                   ($355,029)
  Adjustments to reconcile net income to net cash used
    in operating activities:
     Depreciation and amortization                            110,015                      92,636
     Stock option accrual                                           0                       4,166
Changes in assets and liabilities:
   Accounts receivable                                       (232,662)                     417,059
   Inventories                                                (76,468)                    (643,694)
   Note receivable                                             (1,504)                      (1,645)
   Prepaids and deposits                                      (91,164)                     (32,780)
   Accounts payable                                          (128,608)                    (375,154)
   Accrued expenses                                           (68,448)                    (100,673)
   Customer advances                                          (28,590)                      (8,044)
                                                             --------                     ---------
         Net cash used in operating activities               (481,799)                  (1,003,158)
                                                            ---------                   ----------

CASH USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment                           0                    (22,844)
                                                           ----------                    --------
         Net cash used in investing activities                      0                    (22,844)
                                                           ----------                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on convertible preferred stock                   (14,028)                     (19,888)
  Payments on promissory notes                               (67,500)                     (67,500)
  Capital leases repayments                                  (26,829)                     (25,430)
  Repayments on other borrowings and
  non-compete liability                                       (2,577)                      (2,306)
                                                              -------
         Net cash provided by financing activities          (110,934)                    (115,124)
                                                            ---------

Net decrease in cash and cash equivalents                   (592,733)                  (1,141,126)
Cash and cash equivalents at beginning of period            3,011,294                   3,921,544
                                                            ---------
Cash and cash equivalents at end of period                 $2,418,561                  $2,780,418
                                                           ==========                  ===========

Supplemental cash flow information:
  Cash paid for interest                                      $29,482                     $38,947



                 See notes to consolidated financial statements

ACRODYNE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.       Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and its subsidiaries (collectively "Acrodyne") at March 31, 1998 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by management and have not been audited by the Company's Independent Accountants. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission, as amended through the date hereof on Forms 10-KSB/A-2 and 10-KSB/A-3. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.       INVENTORIES

Inventories comprise:

                                   MARCH 31, 1998         DECEMBER 31, 1997

Raw materials                        $2,300,876             $2,381,914
Work in process                       1,406,146              1,035,065
Finished goods                        1,640,895              1,854,470
                                      ---------             ----------
                                     $5,347,917             $5,271,449
                                     ==========             ==========


3.       Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

THE COMPANY. The business of Acrodyne Communications, Inc. (formerly Acrodyne Holdings, Inc.), a Delaware corporation (the "Company"), is conducted through its sole operating subsidiary, Acrodyne Industries, Inc. ("Acrodyne"). Acrodyne was acquired by the Company on October 24, 1994 (the "Acquisition"). Prior thereto, the Company had no operations. The Company changed its name to Acrodyne Communications, Inc. on June 9, 1995.

BUSINESS OF ACRODYNE. Acrodyne (together with its predecessor) has designed, manufactured and marketed television transmitters and translators which have been sold in the United States and internationally since 1971. The function of a television transmitter is to broadcast on the air television signals to a specific audience receiving such signals by regular antenna or by a local cable company which then feeds the signal to their subscribers. Television translators, which operate unattended, retransmit incoming signals from primary stations on different channels within areas where direct reception of the original signal may be limited by mountains or other geographic impediments.

ACRODYNE PRODUCTS AND SERVICES. Acrodyne designs, manufactures and markets digital and analog television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions. The useful life of a television transmitter or translator is approximately 20 years. Acrodyne's television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design which permits Acrodyne to respond to specific customer requests. Acrodyne classifies its transmitters into two categories based upon the power output of such transmitters. Lower power transmitters and higher power transmitters transmit signals in both UHF and VHF frequency bands. The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen. Typically each transmitter permits the sender to broadcast over one channel. In the case of adjacent channel assignments, for which the broadcaster transmits two television signals on adjacent channels, one analog and one digital, Acrodyne offers a single transmitter to transmit both signals. To the Company's knowledge, none of its competitors offers this single transmitter capability. In addition, Acrodyne manufactures a full line of Multichannel Multipoint Distribution System transmitters for the wireless cable industry.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1997

The following compares the Company's summary results of operations for the three months ended March 31, 1998 and for the three months ended March 31, 1997:

                                        Three Months Ended March 31,
                                          1998                1997
                                                 (Unaudited)


Net Sales                                $3,163,975          $2,268,198
Cost of sales                             2,133,438           1,671,885
                                          ---------           ---------
     Gross profit                         1,030,537             596,313
Operating expenses                        1,000,581            932,702
                                          ---------             -------
Operating profit (loss)                $     29,956          ($336,389)
                                       ============         ============


Net sales for the three months ended March 31, 1998 showed a 39% increase over net sales for the three months ended March 31, 1997. Management believes that the issuance of final channel allocations relative to Digital Television by the Federal Communications Commission contributed greatly to the increase in sales volume. The volume of sales of High Power Transmitters in the domestic market, which was basically non existent in fiscal 1997, increased to $1,793,580 during the three months ended March 31, 1998 as compared to zero sales volume during the three months ended March 31, 1997. The Company's margin on sales increased to 32% in the three months ended March 31, 1998 from 26% in the three months ended March 31, 1997. This increase is attributable to the sale of High Power transmitters which are less labor intensive and to the higher content of foreign sales which can command higher margins in the industry.

Operating expenses for the three months ended March 31, 1998 increased by $67,879 to $1,000,581 as compared to the three months ended March 31, 1997. This was due to a 9% increase in research and development expenditures and a 9% increase in administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from customer deposits, internally generated funds, and use of its credit facility. At March 31, 1998, the Company's working capital increased by $33,207 to $7,274,572 as compared to $7,241,365 at December 31, 1997.

Accounts receivable at March 31, 1998 were $1,175,845 and reflect a $232,662 increase from December 31, 1997. This increase is due mainly to the higher sales volume experienced during the first quarter of 1998 as compared to all of fiscal 1997. The majority of the Company's sales of domestic transmitters are made with credit terms of a non-refundable 30% deposit at the time of placing the order, 40% to 60% prior to shipment and 10% to 30% net thirty days. The Company continues to require an irrevocable letter of credit on international orders.

Inventories, net of reserves, increased only slightly to $5,347,917 at March 31, 1998 from $5,271,449 at December 31, 1997 due to a growth in order backlog.

In March of 1998, the Company and Acrodyne, as co-borrowers, established a new $1,500,000 credit facility with a bank for working capital purposes to replace its then existing bank credit facilities. Also, in the same month, the company reserved $500,000 for an irrevocable standby letter of credit to secure the Senior Subordinated Note described below. At December 31, 1997 and March 31, 1998, there was no balance outstanding under the new credit facility. The new credit facility is secured by the assignment of a certificate of deposit in the amount of $1,500,000 maintained at the bank. The standby letter of credit is secured by a $500,000 treasury bill maintained at the issuing bank. As the outstanding balance on the Senior Subordinated Note has fallen below $500,000 the Company is beginning to see and will continue to see slight increases in its available cash on a quarterly basis as less collateral is required.

The Company is obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of a $1,450,000 Senior Subordinated Note. Interest on such note is payable at the rate of 9% per annum. Such note is secured by the irrevocable standby letter of credit in the principal amount of $500,000 mentioned above. The first fourteen (14) quarterly payments totaling $1,338,570 (including interest) under such note have been made through April 23, 1998 pursuant to the agreement. The next quarterly payment of $76,613 (including interest) is due on July 23, 1998.

As of May 8, 1998, the Company had approximately $2,220,000 of available cash and cash equivalents on hand, as compared to $3,011,294 as of December 31, 1997. The reduction is due primarily to the use of capital for funding the growth in operating performance during the first quarter of fiscal 1998 and the acceleration of payments of current liabilities. In addition, as of May 8, 1998, the Company had an outstanding balance of $400,000 against its credit facility.

Available cash on hand combined with cash flows from operations and available funds under the line of credit and other financing sources are anticipated to be sufficient to finance the operations and obligations of the Company through March 1999.

SIGNIFICANT AND RECENT EVENTS

During 1996, the Company privately placed, pursuant to Rule 505 under the Securities Act of 1933, as amended (the "Act"), 10,500 shares of its then newly created class of 8% convertible redeemable preferred stock, par value $1.00 per share (the "Preferred Stock"), for which the Company received aggregate proceeds of $1,050,000. The Preferred Stock is convertible at the option of the holders into the number of common shares obtained by dividing the liquidation value by a $4.00 per share conversion price, as such price may from time to time be adjusted pursuant to the terms of the Preferred Stock. As of December 31, 1997, the conversion price has been adjusted to $3.71 per share because of the sale of common stock in 1997 described below. As of the dates of issuance of the Preferred Stock, the weighted average market price for the Company's common stock was $5.55. Accordingly, the beneficial conversion feature of the Preferred Stock had an intrinsic value of $421,563 which was recorded as an immediate dividend in accordance with rules established by the staff of the Securities and Exchange Commission (the "SEC"). To properly reflect the impact to the year affected, the Company reported this transaction on Form 10-KSB/A for the year ended December 31, 1996 filed with the SEC on March 31, 1998. During 1997, 4,000 shares of the Preferred Stock were converted into common stock at a conversion price of $4.00 per share. As of May 8, 1998 there have been no other conversions.

On April 15, 1997, the Company's Board of Directors approved the Company's 1997 stock option plan with authorization to grant options with respect to an aggregate of up to 450,000 shares of the Company's common stock. On January 20, 1998, the stock option plan was amended to add another 200,000 shares of the Company's common stock. There have been no options granted under such plan through May 8, 1998.

On November 7, 1997, the Company privately placed with a group of investors 800,000 shares of its common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $2,000,000. Concurrently, the Company also issued warrants for the purchase of up to 500,000 shares of its common stock, with such warrants being exercisable until November 7, 2002 at an exercise price of $3.00 per share of common stock. These securities were all issued pursuant to the exemption from registration under the Act set forth in Section 4(2) of the Act (such issuance of the shares and warrants, collectively, the "Private Placement" and, the investors in such Private Placement, the "Scorpion Investor Group"). Scorpion Holdings Inc. ("Scorpion") arranged for the financing by the investors in the Private Placement. The Company has entered into a financial advisory agreement with Scorpion pursuant to which Scorpion has agreed to provide financial management, strategic planning and to arrange private and public financing along with review and analysis of potential acquisition candidates.

The Company filed on April 17, 1998 a registration statement on Form S-3 with the Securities and Exchange Commission to, among other things, register for resale, under the Act, the shares of common stock sold, and the shares of common stock underlying the warrants sold, in the Private Placement, as well as the shares of common stock underlying certain other warrants previously issued by the Company issued to other investors. However, the Scorpion Investor Group has agreed not to sell or otherwise dispose of such shares and warrants for a period of one year after the Private Placement.

During April 1998, Alchemy Capital exercised a total of 4,000 warrants at an exercise price of $3.00 per warrant share.

PART II. OTHER INFORMATION, AS APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

No matter was submitted to a vote of security holders during the first quarter of fiscal 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-KSB.

       (a)        No Exhibits.

       (b) No Form 8-KSB was filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ACRODYNE COMMUNICATIONS, INC.
                                         (Registrant)


Date:  May 14, 1998                      /S/ A. ROBERT MANCUSO
                                             A. Robert Mancuso
                                             Chairman and President