Form 10QSB/A
period 1998-03-31
ACRODYNE COMMUNICATIONS INC
filed 1998-05-20
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

The Form 10-QSB for the three months ended March 31, 1998 filed by Acrodyne Commmunications Inc. on May 15, 1998 is hereby amended and restated in its entirety to correct, among other things, certain computational errors related to earnings per share calculations contained in such May 15th filing.


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

PART I. FINANCIAL INFORMATION
ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET

                                                              March 31, 1998        December 31, 1997
                                                              --------------        -----------------
                                                              (unaudited)
                             ASSETS


Current assets:
 Cash and cash equivalents                                     $2,418,561            $3,011,294
 Accounts receivable, net of allowance for doubtful accounts    1,175,845               943,183
 Inventories                                                    5,347,917             5,271,449
 Prepaid expenses and deposits                                    196,232               105,067
                                                            -------------         -------------
   Total current assets                                         9,138,555             9,330,993

Property, plant and equipment, net                                614,254               666,395
Note receivable                                                    86,940                85,436
Non-compete agreement, net                                        492,072               510,822
Goodwill, net                                                   4,173,079             4,212,202
                                                              -----------           -----------
   Total assets                                               $14,504,900           $14,805,848
                                                              ===========           ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Current portion of long-term debt                              $352,082            $352,082
 Accounts payable                                              1,022,764           1,151,372
 Accrued expenses                                                170,348             238,796
 Customer advances                                               318,789             347,378
                                                              ----------          ----------
   Total current liabilities                                   1,863,983           2,089,628

Long-term debt                                                   284,868             379,196
Non-compete liability                                            720,071             722,647
                                                              ----------          ----------
   Total liabilities                                           2,868,922           3,191,471

Shareholders' equity:
   Preferred stock, par value $1.00; 1,000,000 shares
   authorized, 25,000 shares designated as
   8% Convertible Redeemable Preferred Stock, 6,500 shares
   issued and outstanding on March 31, 1998 and
   December 31, 1997                                               6,500              6,500
   Common stock, par value $.01; 10,000,000 shares
   authorized, 5,314,270 shares issued and outstanding
   on March 31, 1998 and December 31, 1997                        53,143             53,143
   Additional paid-in capital                                 17,166,690         17,180,718
   Accumulated deficit                                       (5,590,355)         (5,625,984)
                                                             -----------         -----------
      Total liabilities and shareholders' equity             $14,504,900        $14,805,848
                                                             ===========         ===========


                 See notes to consolidated financial statements

ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                           Three Months Ended March 31,
                                                                 1998                     1997
                                                                 ----                     ----
   Net sales                                                   $3,163,975               $2,268,198
   Cost of sales                                                2,133,438                1,671,885
                                                                ---------               ----------
            Gross profit                                        1,030,537                 596,313
                                                                ---------                 --------

   Operating expenses:
      Engineering, research and development                       219,437                  193,897
      Selling                                                     337,836                  327,223
      Administration                                              385,434                  353,708
      Amortization                                                 57,874                   57,874
                                                                   ------                 --------
            Total operating expenses                           1,000,581                   932,702
                                                               ----------               -----------
   Operating profit (loss)                                         29,956                (336,389)

   Other income (expense)
      Interest income (expense), net                                5,674                 (19,253)
      Other income, net                                           _______                      613
                                                                                       -----------
   Net income (loss)                                              $35,630               ($355,029)

   Dividends on 8% Convertible                                   (14,028)                 (19,888)
                                                                 --------               ----------
Redeemable Preferred Stock

   Net income (loss) available to common shares                   $21,602               $(374,917)
                                                                  =======               ==========

   Net income (loss) per common share-basic                        $0.004                  $(0.09)
                                                                   ======                  =======

   Weighted average common shares outstanding-basic             5,314,270                4,410,937
                                                                =========                ==========

   Net income (loss) per common share-diluted                      $0.004                  $(0.09)
                                                                   ======                  ======

   Weighted average common shares outstanding-diluted           5,528,805                4,410,937
                                                                =========                =========



                 See notes to consolidated financial statements

 ACRODYNE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                 1998                   1997
                                                                 ----                   ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income (loss)                                           $35,630                   ($355,029)
  Adjustments to reconcile net income to net cash used
    in operating activities:
     Depreciation and amortization                            110,015                      92,636
     Stock option accrual                                           0                       4,166
Changes in assets and liabilities:
   Accounts receivable                                       (232,662)                     417,059
   Inventories                                                (76,468)                    (643,694)
   Note receivable                                             (1,504)                      (1,645)
   Prepaids and deposits                                      (91,164)                     (32,780)
   Accounts payable                                          (128,608)                    (375,154)
   Accrued expenses                                           (68,448)                    (100,673)
   Customer advances                                          (28,590)                      (8,044)
                                                             --------                     ---------
         Net cash used in operating activities               (481,799)                  (1,003,158)
                                                            ---------                   ----------

CASH USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment                           0                    (22,844)
                                                           ----------                    --------
         Net cash used in investing activities                      0                    (22,844)
                                                           ----------                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on convertible preferred stock                   (14,028)                     (19,888)
  Payments on promissory notes                               (67,500)                     (67,500)
  Capital leases repayments                                  (26,829)                     (25,430)
  Repayments on other borrowings and
  non-compete liability                                       (2,577)                      (2,306)
                                                              ------                       ------
         Net cash provided by financing activities          (110,934)                    (115,124)
                                                            --------                     --------

Net decrease in cash and cash equivalents                   (592,733)                  (1,141,126)
Cash and cash equivalents at beginning of period            3,011,294                   3,921,544
                                                            ---------
Cash and cash equivalents at end of period                 $2,418,561                  $2,780,418
                                                           ==========                  ===========

Supplemental cash flow information:
  Cash paid for interest                                      $29,482                     $38,947



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

                                         ACRODYNE COMMUNICATIONS, INC.
                                         (Registrant)


Date:  May 20, 1998                      /S/ A. ROBERT MANCUSO
                                             A. Robert Mancuso
                                             Chairman and President

                                        /S/  RONALD R. LANCHONEY
                                             Ronald R. Lanchoney
                                             Chief Financial Officer