Form 10QSB
period 1998-06-30
ACRODYNE COMMUNICATIONS INC
filed 1998-08-14
CIK 883296

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

          Issuer's telephone number: 215-542-7000

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X ___   No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,322,270 shares of common stock of Acrodyne Communications, Inc. were outstanding on August 7,1998.

                          ACRODYNE COMMUNICATIONS, INC.

                                      INDEX

                                                                         Page
                                                                          No.
                                                                         ----

PART I.  FINANCIAL INFORMATION:

     Consolidated Balance Sheet at June 30, 1998
      (unaudited) and December 31, 1997.....................................2

     Consolidated Statement of Operations for the Three and Six
       Months Ended June 30, 1998 and 1997  (unaudited).....................3

     Consolidated Statement of Cash Flows for the Six Months
       Ended June 30, 1998 and 1997 (unaudited).............................4

     Notes to Consolidated Financial Statements (unaudited).................5

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................6

PART II.  OTHER INFORMATION, AS APPLICABLE.................................12

SIGNATURES.................................................................13

Acrodyne Communications, Inc.
Consolidated Balance Sheet
(Unaudited)
-------------------------------------------------------------------------------

                                                                                June 30,                  December 31
                                                  Assets                         1998                         1997
                                                                                 ----                         ----
Current assets:
   Cash and cash equivalents                                                   $ 2,180,957                 $ 3,011,294
   Accounts receivable, net of allowance for doubtful accounts                   2,250,927                     943,183
   Inventories                                                                   5,862,152                   5,271,449
   Prepaid expenses and deposits                                                   319,104                     105,067
                                                                               -----------                 -----------
      Total current assets                                                      10,613,138                   9,330,993

Property, plant and equipment, net                                                 620,446                     666,395
Note receivable                                                                     88,445                      85,436
Non-compete agreement, net                                                         473,322                     510,822
Goodwill, net                                                                    4,133,954                   4,212,202
                                                                               -----------                 -----------
Total assets                                                                   $15,929,307                 $14,805,848
                                                                               ===========                 ===========


                      Liabilities and Shareholders' Equity

Current liabilities:

   Current portion of long-term debt                                           $   352,082                  $  352,082
   Borrowings under Line of Credit                                               1,200,000                        -0-
   Accounts payable                                                              1,200,358                   1,151,372
   Accrued expenses                                                                203,874                     238,796
   Customer advances                                                               364,900                     347,378
                                                                               -----------                 -----------
           Total current liabilities                                             3,321,214                   2,089,628

Long-term debt                                                                     192,294                     379,196
Non-compete liability                                                              717,495                     722,647
                                                                               -----------                 -----------
           Total liabilities                                                     4,231,003                   3,191,471

Shareholders' equity:
   Preferred stock, par value $1.00; 1,000,000 shares authorized,
   25,000 shares designated as, 8% Convertible Redeemable Preferred
   Stock, 6,500 shares issued and outstanding                                        6,500                       6,500
   Common stock, par value $.01; 10,000,000 shares
   authorized, 5,320,270 shares issued and outstanding
   on June 30 1998 and 5,314,270 on December 31,1997                                53,203                      53,143
   Additional paid-in capital                                                   17,183,027                  17,180,718
Accumulated deficit                                                             (5,544,426)                 (5,625,984)
                                                                              ------------                ------------
           Total liabilities and shareholders' equity                         $ 15,929,307                $ 14,805,848
                                                                              ============                ============

                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated Statement of Operations
(Unaudited)
-------------------------------------------------------------------------------

                                                     Three Months Ended                          Six Months Ended
                                                              June 30,                                June 30,

                                                     1998              1997               1998              1997
                                                     ----              ----               ----              ----
Net Sales                                         3,431,505          2,710,845          6,595,480         4,979,043
Cost of Sales                                     2,108,935          1,999,268          4,242,373         3,671,153
                                                  ---------          ---------          ---------         ---------
         Gross Profit                             1,322,570            711,577          2,353,107         1,307,891
                                                  ---------          ---------          ---------         ---------


Operating Expenses:

         Engineering, R & D                         208,339            217,627            427,777           411,524
         Selling                                    506,258            566,777            844,094           894,000
         Administration                             470,760            412,591            856,194           766,299
         Amortization                                57,874             57,874            115,748           115,748
                                                  ---------          ---------         ----------         ---------
            Total operating expenses              1,243,231          1,254,869          2,243,813         2,187,571
                                                  ---------          ---------         ----------         ---------
Operating profit (loss)                              79,339           (543,292)           109,294          (879,680)


Other income (expense)

         Interest expense, net                      (34,011)           (10,562)           (28,338)          (29,815)
         Other income, net                             (600)               474               (602)            1,087
                                                  ---------         ----------         ----------        ----------
Net income (loss)                                    45,928           (553,380)            81,558          (908,408)
                                                  ---------         ----------         ----------        ----------

Dividend on 8% Convertible Redeemable               (14,028)           (17,000)           (28,056)          (36,888)
  Preferred Stock
Net income (loss) available to common shares         31,900           (570,380)            53,502          (945,296)
                                                 ==========         ==========         ==========        ==========



Net income (loss) per common share - basic            $.006             ($0.13)              $.01            ($0.21)
Weighted average shares outstanding - basic       5,318,995          4,461,122          5,316,533         4,472,574
Net income (loss) per common share  - diluted         $.006             ($0.13)              $.01            ($0.21)
Weighted average shares outstanding - diluted     5,666,154          4,461,122          5,608,379         4,427,574

                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
(Consolidated Statement of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------

                                                              Six Months Ended June 30,
                                                               1998                1997
                                                            ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $   81,558          ($ 908,408)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                            225,310             187,032
      Stock option accrual                                           0               8,333
Changes in assets and liabilities:
      Accounts receivable                                   (1,307,744)            455,283
      Inventories                                             (590,703)           (749,464)
      Note receivable                                           (3,009)             (3,149)
      Prepaids and deposits                                   (214,035)            (35,218)
      Accounts payable                                         (48,986)           (214,043)
      Accrued expenses                                        ( 34,922)            (53,760)
      Customer advances                                         17,522             (78,103)
                                                            ----------          ----------
        Net cash used in operating activities               (1,875,009)         (1,321,061)
                                                            ----------          ----------

CASH USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment                      (45,949)            (25,865)
                                                            ----------          ----------
        Net cash used in investing activities                  (45,949)            (25,865)
                                                            ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock, net                16,380              35,519
 Proceeds from line of credit borrowings                     1,200,000             200,000
 Dividends on convertible preferred stock, net                 (28,056)            (36,888)
 Payments on promissory notes                                 (135,000)           (135,000)
 Capital leases repayments                                     (39,109)            (39,040)
 Repayments on other borrowings and non-compete
   liability                                                    (5,152)             (2,306)
                                                            ----------          ----------
       Net cash provided by financing activities            (1,009,063)           (115,124)
                                                            ----------          ----------

Net decrease in cash and cash equivalents                     (830,337)         (1,141,126)
Cash and cash equivalents at beginning of period             3,011,294           3,921,544
                                                            ----------          ----------
Cash and cash equivalents at end of period                 $ 2,180,957         $ 2,780,418
                                                            ==========          ==========

Supplemental cash flow information:
   Cash paid for interest                                  $    53,705              42,181


                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
-------------------------------------------------------------------------------
1.  Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and its subsidiaries (collectively "Acrodyne") at June 30, 1998 and the related consolidated statements of operations and of cash flows for the three and six months ended June 30, 1998 and 1997 have been prepared by management. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at June 30, 1998, and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission, as amended through the date hereof on Form 10-KSB/A and 10-KSB/A 2 and Form 10KSB/A-3. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.   Inventories

     Inventories comprise:

                                             June 30,            December 31,
                                              1998                   1997
                                              -----                  ----

     Raw materials                         $1,976,206           $2,381,914
     Work in process                        1,980,146            1,035,065
     Finished goods                         1,905,800            1,854,470
                                           ----------           ----------
                                           $5,862,152           $5,271,449
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

ACRODYNE PRODUCTS AND SERVICES.

Acrodyne designs, manufactures and markets digital and analog television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions. The useful life of a television transmitter or translator is approximately 20 years. Acrodyne's television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design which permits Acrodyne to respond to specific customer requests. Acrodyne classifies its transmitters into two categories based upon the power output of such transmitters . Lower power transmitters and higher power transmitters transmit signals in both UHF and VHF frequency bands. The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen. Typically each transmitter permits the sender to broadcast over one channel. In the case of adjacent channel assignments, for which the broadcaster transmits two television signals, on adjacent channels, one analog and one digital, Acrodyne offers a single transmitter to transmit both signals. To the Company's knowledge, none of its competitors offers this single transmitter capability. In addition, Acrodyne manufactures a full line of Multichannel Multipoint Distribtuion System ("MMDS") transmitters for the wireless cable industry

RESULTS OF OPERATIONS

The following compares the Company's summary results of operations for the three and six months ended June 30, 1998 to the three and six months ended June 30, 1997:

                                              Three Months Ended                             Six Months Ended
                                                     June 30,                                      June 30,
                                                  (Unaudited)                                    (Unaudited)
                                            1998              1997                        1998                 1997
                                            ----              ----                        ----                 ----
Net Sales                               3,431,505             2,710,845                 6,595,480          4,979,043
Cost of Sales                           2,108,935             1,999,268                 4,242,373          3,671,153
                                        ---------             ---------                 ---------         ----------
Gross Profit                            1,322,570               711,577                 2,353,107          1,307,891
Operating Expenses                      1,243,231             1,254,869                 2,243,813          2,187,571
                                        ---------             ---------                 ---------          ---------
Operating Profit (loss)                    79,339              (543,292)                  109,294           (879,680)
                                        =========             =========                ==========         ==========

Net sales for the three months ended June 30, 1998 showed a 26% increase over net sales for the three months ended June 30, 1997. Management believes that the issuance of final channel allocations relative to Digital Television by the Federal Communications Commission was a significant factor in the increase in sales volume. The volume of sales of High Power Transmitters in the domestic market, which was basically non existent in fiscal 1997, increased to approximately $2 Million in sales during the six months ended June 30, 1998 as compared to zero sales volume during the six months ended June 30, 1997. The Company's margin on sales increased to 38% and 35% in the three and six months ended June 30, 1998, respectively from 26% in both the three and six months ended June 30, 1997. This increase is attributable to the sale of High Power transmitters which are less labor intensive and to the higher content of foreign sales which can command higher margins in the industry.

Operating expenses for the three months ended June 30, 1998 decreased slightly to $1,243,231 as compared to $1,254,869 for the three months ended June 30, 1997. The comparisons for the six month period expenses ended June 30, 1998 find a 3% increase for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from operations, borrowings and equity transactions. At June 30, 1998, the Company's working capital increased by $50,559 to $7,291,924 as compared to $7,241,365 at December 31, 1997, mainly from the use of its credit facility.

Accounts receivable at June 30, 1998 were $2,250,927 and reflected a $1,307,744 increase from December 31, 1997 This increase is due mainly to the unusual sales content with 30 day terms. Government contracts, letters of credit, and leasing company sales comprised most of June 1998 shipments putting a further strain on the Company's cash reserves.. The majority of the Company's sales of domestic transmitters are made with credit terms of a non-refundable 30% deposit at the time of placing the order, 40% to 60% prior to shipment and 10% to 30% net thirty days. The Company continues to require an irrevocable letter of credit on international orders.

Inventories, net of reserves, increased to $5,862,152 at June 30, 1998 from $5,271,449 at December 31, 1997 due to the growth in order backlog. The significant increases are only found in the Company's Finished Goods and Work in Process areas. The slow turnover in these areas is due to the delay in purchasing of Digital transmission equipment by the broadcaster. It was the Company's strategy to build up its inventories in an attempt to provide quick turnaround to strengthen market position and to acquire higher volume in purchasing to take advantage of discount opportunities.

In the first quarter of 1998, the Company established a new $1,500,000 credit facility with a bank for working capital purposes to replace its then existing bank credit facilities. Also, in the same time period, the Company reserved $500,000 for an irrevocable standby letter of credit to secure the Senior Subordinated Note described below. At December 31, 1997 and March 31, 1998 there was no balance outstanding under the new credit facility. As of June 30, 1998 Acrodyne had an outstanding balance of $1,200,000 and by August 7, 1998 $1,500,000 had been utilized. The new credit facility is secured by the assignment of a certificate of deposit in the amount of $1,500,000 maintained at the bank. The standby letter of credit which was secured by a $500,000 treasury bill maintained at the issuing bank has now been amended as of August 6, 1998 to $360,000 to reflect only the outstanding balance on the Senior Subordinated Note

The Company is obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of a $1,450,000 Senior Subordinated Note. Interest on such note is payable at the rate of 9% per annum. Such note is secured by the newly amended irrevocable standby letter of credit in the new principal amount of $360,000 mentioned above. The first fifteen (15) quarterly payments totaling $1,415,183 (including interest) under such note have been made through July 23, 1998 pursuant to the agreement. The next quarterly payment of $75,094 (including interest) is due on October 23, 1998.

As of August 7, 1998, the Company had approximately $2,200,000 of cash and cash equivalents on hand, as compared to $2,418,561 and $3,011,294 as of March 31,1998 and December 31, 1997, respectively. The reduction is due primarily to the use of capital for funding the growth in operating performance during the first and second quarters of 1998 . Of the $2,200,000 in cash and cash equivalents as of June 30, 1998, $1,860,000 was unavailable for use as working capital, as it collateralized the Company's obligations .As of August 7, 1998, the Company had an outstanding balance against its credit facility of $1,500,000 mainly due to the self financing of the majority of its June 1998 shipments mentioned earlier.

The Company is in active discussions with an investor group to obtain additional equity and/or debt financing in the range of $1 million to $2 million to be used for working capital purposes. While management believes that such financing is available, management can give no assurances as to its timing or terms.

SIGNIFICANT AND RECENT EVENTS

On April 15, 1997, the Company's Board of Directors approved the Company's 1997 stock option plan with authorization to grant options with respect to an aggregate of up to 450,000 shares of the Company's common stock. On January 20, 1998 the stock option plan was amended to add another 200,000 shares of the company's common stock. On June 8, 1998 the Board of Directors approved the granting of 450,000 shares at an option price of $4.50 per share, distributed in the following manner:

                     OFFICERS                              DIRECTORS

        A.R.Mancuso               200,000          B.Byrnes           7,500
        T.Hulick                   75,000          E.Lipsey          15,000
        D.Traynor                  75,000          M.Hermann         20,000
        R.Lanchoney                50,000          R.Raucci           7,500
                                  --------                           -------
                                  400,000                            50,000

The stock options will vest over a four year period with the first vesting period effective June 30,1997 and will become fully vested on June 30,2000.

The Company filed on April 17, 1998 a registration statement on Form S-3 with the Securities and Exchange Commission to, among other things, register for resale, under the Act, the shares of common stock sold and the shares of common stock underlying the warrants sold in the Private Placement, as well as the shares of common stock underlying certain other warrants previously issued by the Company issued to other investors. However, the Scorpion Investor Group has agreed not to sell or otherwise dispose of such shares and warrants for a period of one year after the Private Placement. The registration statement was declared effective on May 19, 1998.

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION
-------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders

         (a) At the Annual Meeting of Shareholders of the Company held on June 8, 1998, the Company's shareholders elected the following Directors with the following votes:
         (b)

                                   For             Against           Abstain         Withheld
                                   ---             -------           -------         --------
         A. Robert Mancuso      4,655,028             N/A               N/A          38,080
         Daniel D. Traynor      4,655,028             N/A               N/A          38,080
         Martin J. Hermann      4,655,028             N/A               N/A          38,080
         Robert F. Raucci       4,655,028             N/A               N/A          38,080
         Brian N. Byrnes        4,655,028             N/A               N/A          38,080

         With regard to ratification of Price Waterhouse LLP as auditors of the Company, there were 10,830 votes against ratification and 27,247 votes in abstention.

Item 6.  Exhibits and Reports on Form 8-KSB

         (a)      No Exhibits

         (b) No Form 8-KSB was filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Acrodyne Communications, Inc.
                                    ----------------------------------
                                    (Registrant)

Date:  August 13, 1998               /s/ A. Robert Mancuso
                                    ------------------------------
                                    A. Robert Mancuso
                                    Chairman and President