Form 10QSB
period 1998-09-30
ACRODYNE COMMUNICATIONS INC
filed 1998-11-12
CIK 883296

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT


                           Commission file number
                                   0-24886

                        ACRODYNE COMMUNICATIONS, INC.
      (Exact name of small business issuer as specified in its charter)

   Delaware                                               11-3067564
   --------                                               ----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   516 Township Line Road
   Blue Bell, Pennsylvania                                19422
   ----------------------------------------               ----------
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
Yes  X   No
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,327,270 shares of common stock of Acrodyne Communications, Inc. were outstanding on November 6, 1998.

                        ACRODYNE COMMUNICATIONS, INC.

                                    INDEX

                                                                                 Page
                                                                                 No.
                                                                                 ---

PART I.  FINANCIAL INFORMATION:

       Consolidated Balance Sheet at September 30, 1998 (unaudited) and
              December 31, 1997 ..................................................2

       Consolidated Statement of Operations for the Three and Nine Months Ended
             September 30, 1998 and 1997  (unaudited) ............................3

       Consolidated Statement of Cash Flows for the Nine Months Ended
             September 30, 1998 and 1997 (unaudited) .............................4

       Notes to Consolidated Financial Statements (unaudited) ....................5

       Management's Discussion and Analysis of Financial Condition and Results
             of Operations .......................................................6

PART II.  OTHER INFORMATION, AS APPLICABLE ......................................10

SIGNATURES ......................................................................11

Acrodyne Communications, Inc.
Consolidated Balance Sheet
(Unaudited)
----------------------------------------------------------------------------



                                                                        September 30,        December 31,
                           Assets                                           1998                1997
                                                                            ----                ----
Current assets:
   Cash and cash equivalents                                            $  1,692,978        $  3,011,294
   Accounts receivable, net of allowance for doubtful accounts             3,526,876             943,183
   Inventories                                                             6,894,540           5,271,449
   Prepaid expenses and deposits                                             378,711             105,067
                                                                        ------------        ------------
          Total current assets                                            12,493,105           9,330,993

Property, plant and equipment, net                                           569,065             666,395
Note receivable                                                               89,949              85,436
Non-compete agreement, net                                                   454,572             510,822
Goodwill, net                                                               4,094,83           4,212,202
                                                                        ------------        ------------
Total assets                                                            $ 17,701,521        $ 14,805,848
                                                                        ============        ============

                    Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt                                    $    352,082        $    352,082
   Borrowings under Line of Credit                                         1,500,000               -0-
   Accounts payable                                                        2,018,017           1,151,372
   Accrued expenses                                                          340,511             238,796
   Customer advances                                                         303,494             347,378
                                                                        ------------        ------------
           Total current liabilities                                       4,514,104           2,089,628

Long-term debt                                                               110,778             379,196
Non-compete liability                                                        714,861             722,647
                                                                        ------------        ------------
           Total liabilities                                               5,339,743           3,191,471

Shareholders' equity:
   Preferred Stock Series "A" par value $ 1.00                               326,530
   8% Redeemable Convertible Preferred Stock
   Preferred stock, par value $1.00; 1,000,000 shares authorized,
   8% Convertible Redeemable Preferred Stock                                   6,500               6,500
Common stock, par value $.01; 10,000,000 shares
   authorized, 5,327,270 shares issued and outstanding                        53,273              53,143
   on September 30, and 5,314,270 on December 31,1997
   Additional paid-in capital                                             17,820,133          17,180,718
Accumulated deficit                                                       (5,844,658)         (5,625,984
                                                                        ------------        ------------
           Total liabilities and shareholders' equity                   $ 17,701,521        $ 14,805,848
                                                                        ============        ============


               See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated Statement of Operations
(Unaudited)
----------------------------------------------------------------------------

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                     1998             1997             1998             1997
                                                     ----             ----             ----             ----


Net Sales                                          3,357,391        2,012,245        9,952,871        6,991,288
Cost of Sales                                      2,300,174        1,485,447         6,542547        5,156,600
                                                  ----------       ----------       ----------       ----------
         Gross Profit                              1,057,217          526,798        3,410,324        1,834,688
                                                  ----------       ----------       ----------       ----------


Operating Expenses:

         Engineering, R & D                          222,316          196,897          650,093          608,421
         Selling                                     580,174          328,996        1,424,269        1,222,995
         Administration                              459,453          412,912        1,315,647        1,179,211
         Amortization                                 57,874           57,874          173.622          173,621
                                                  ----------       ----------       ----------       ----------
            Total operating expenses               1,319,817          996,679        3,563,631        3,184,248
                                                  ----------       ----------       ----------       ----------
Operating loss                                      (262,600)        (469,881)        (153,307)      (1,349,560)


Other income (expense)

         Interest expense, net                       (37,756)          39,197          (66,094)           9,381
         Other income, net                                 5            2,260              607            3,346
                                                  ----------       ----------       ----------       ----------
Net loss                                            (300,351)        (428,424)        (218,794)      (1,336,833)
                                                  ----------       ----------       ----------       ----------

Dividend on 8% Convertible Redeemable
         Preferred Stock                             (14,028)         (13,734)         (42,084)         (50,622)
                                                  ----------       ----------       ----------       ----------
Net loss applicable to common shares                (314,379)        (442,158)        (260,878)      (1,387,455)
                                                  ==========       ==========       ==========       ==========

Net loss per common share
             basic and diluted                    ($0.06)          ($0.09)          ($0.05)          ($0.31)
Weighted average shares outstanding
             basic and diluted                     5,321,996        4,504,226        5,318,045        4,453,471


               See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated Statement of Cash Flows
(Unaudited)
----------------------------------------------------------------------------


                                                                         Nine Months Ended September 30,
                                                                            1998                 1997
                                                                            ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $   (218,794)       ($ 1,336,833)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization                                        332,742             282,295
        Stock option accrual                                                       0              12,500
Changes in assets and liabilities:
            Accounts receivable                                           (2,583,693)            946,521
            Inventories                                                   (1,623,090)           (700,922)
            Note receivable                                                   (4,512)             (4,152)
            Prepaids and deposits                                           (273,643)            (14,569)
            Accounts payable                                                 866,645            (750,674)
            Accrued expenses                                                 101,715             (93,699)
            Customer advances                                                (43,885)           (130,707)
                                                                        ------------        ------------
                Net cash used in operating activities                     (3,446,515)         (1,790,240)
                                                                        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                    (79,506)           (144,937)
                                                                        ------------        ------------
                Net cash used in investing activities                        (79,506)           (144,937)
                                                                        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from warrant exercise, net                                        35,490              93,379
   Proceeds from sale of preferred stock, net                                972,670
   Proceeds from line of credit borrowings                                 1,500,000             500,000
   Dividends on convertible preferred stock, net                             (42,084)            (50,402)
   Payments on promissory notes                                             (202,500)           (202,500)
   Capital leases repayments                                                 (48,086)            (23,039)
   Repayments on other borrowings and non-compete liability                   (7,785)             (6,724)
                                                                        ------------        ------------
                Net cash provided by financing activities                  2,207,705             310,714
                                                                        ------------        ------------

Net decrease in cash and cash equivalents                                 (1,318,316)         (1,624,463)
Cash and cash equivalents at beginning of period                           3,011,294           3,921,544
                                                                        ------------        ------------
Cash and cash equivalents at end of period                              $  1,692,978        $  2,297,081
                                                                        ============        ============

Supplemental cash flow information:
   Cash paid for interest                                               $    126,056             119,066


               See notes to consolidated financial statements

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
----------------------------------------------------------------------------


1.   Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and its subsidiaries (collectively "Acrodyne") at September 30, 1998 and the related consolidated statements of operations and of cash flows for the three and nine months ended September 30, 1998 and 1997 have been prepared by management. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at September 30, 1998, and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission, as amended through the date hereof on Form 10-KSB/A and 10-KSB/A-2 and Form 10KSB/A-3. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.   Inventories

     Inventories comprise:

                                      September 30,       December 31,
                                          1998               1997
                                      -------------       ------------
     Raw materials                     $1,655,800         $2,381,914
     Work in process                    2,238,230          1,035,065
     Finished goods                     3,000,510          1,854,470
                                       ----------         ----------
                                       $6,894,540         $5,271,449
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

ACRODYNE PRODUCTS AND SERVICES.

Acrodyne designs, manufactures and markets digital and analog television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions. The useful life of a television transmitter or translator is approximately 20 years. Acrodyne's television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design which permits Acrodyne to respond to specific customer requests. Acrodyne classifies its transmitters into two categories based upon their power output. Lower power transmitters and higher power transmitters each transmit signals in both UHF and VHF frequency bands. The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen. Typically each transmitter permits the sender to broadcast over one channel. In the case of adjacent channel assignments, for which the broadcaster transmits two television signals on adjacent channels, one analog and one digital, Acrodyne offers a single transmitter to transmit both signals. To the Company's knowledge, none of its competitors offers this single transmitter capability. In addition, Acrodyne manufactures a full line of Multichannel Multipoint Distribution System ("MMDS") transmitters for the wireless cable industry.

RESULTS OF OPERATIONS

The following compares the Company's summary results of operations for the three and nine months ended September 30, 1998 to the three and nine months ended September 30, 1997:

                                    Three Months Ended                  Nine Months Ended
                                       September 30,                      September 30,
                                       (Unaudited)                         (Unaudited)
                                 1998              1997              1998              1997
                                 ----              ----              ----              ----

Net Sales                      3,357,391         2,012,245         9,952,871         6,991,288
Cost of Sales                  2,300,174         1,485,447         6,542,547         5,156,600
                              ----------        ----------        ----------        ----------
  Gross Profit                 1,057,217           526,798         3,410,324         1,834,688
Operating Expenses             1,319,817           996,679         3,563,631         3,184,248
                              ----------        ----------        ----------        ----------
Operating Profit (loss)         (262,600)         (469,881)         (153,307)       (1,349,560)
                              ==========        ==========        ==========        ==========


Net sales for the three months ended September 30, 1998 showed a 67% increase over net sales for the three months ended September 30, 1997. Management believes that the issuance of final channel allocations relative to Digital Television by the Federal Communications Commission was a significant factor in the increase in sales volume. Sales of High Power transmitters in the domestic market, which were basically non existent in fiscal 1997, increased to approximately $4.6 million during the nine months ended September 30, 1998. Additionally, the Company successfully completed the sale of its new design ACT transmitter (Adjacent Channel Technology). Although sold at a profit margin which the Company anticipates is substantially less than it should be able to earn on future sales of this product, this new transmitter illustrates Acrodyne currently as the only manufacturer able to overcome, with one transmitter, the problems inherent in having adjacent NTSC and DTV channels. Overall, the Company's margin on sales increased to 34% in the nine months ended September 30, 1998, from 26% for the nine months ended September 30, 1997. This increase is attributable to the sale of High Power transmitters which are less labor intensive and to a greater proportion of foreign sales which typically have higher margins.

Operating expenses for the three months ended September 30, 1998 increased to $1,319,117 as compared to $996,679 for the three months ended September 30, 1997. In the nine month period ended September 30, 1998 expenses rose 11% compared to the same period in 1997. The increase relates to engineering expense associated with the ACT transmitter and higher sales and marketing expenses associated with new product introduction and volume related sales commissions.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from operations, borrowings and equity transactions. At September 30, 1998, the Company's working capital increased by $1,089,718 to $8,331,083 as compared to $7,241,365 at December 31, 1997, mainly from the increase in Accounts receivable and Inventories.

Accounts receivable at September 30, 1998 were $3,526,876 and reflected a $2,583,693 increase from December 31, 1997. This increase is due to the favorable credit terms associated with the sale of the new ACT transmitters sold in the third quarter. The Company deviated from its standard credit terms as an inducement to its customers. This practice, along with open account terms for government contracts, the acceptance of letters of credit from customers and transactions with leasing companies put a further strain on the Company's cash reserves. The majority of the Company's sales of domestic transmitters require payment of a non-refundable 30% deposit at the time of placing the order, 40% to 60% prior to shipment and 10% to 30% net thirty days after shipment. The Company continues to require an irrevocable letter of credit on international orders.

Inventories, net of reserves, increased significantly to $6,894,539 at September 30, 1998 from $5,271,449 at December 31, 1997 due to slower shipment in the third quarter, principally relating to delay in purchasing of Digital transmission equipment by broadcasters. The Company's strategy has been to build up its inventories in an attempt to provide quick turnaround to strengthen its market position and to acquire higher volume in purchasing to take advantage of discount opportunities. Two high power domestic sales have been delayed possibly until 1999 awaiting FCC licensing approval. Further, on the international side, the monetary crisis that is affecting the Far East has delayed an order in that region. The monetary exchange issues and the unsettled economic environment internationally, may have an impact on bookings and sales for the fourth quarter of 1998 and beyond.

In the third quarter of 1998, the Company renegotiated the revolving line of credit with its existing bank institution. The new $2,000,000 credit arrangement is now available on a standard formula basis involving qualified Accounts Receivable and Inventory. This new credit facility is secured by the assignment of a certificate of deposit in the amount of $750,000 maintained at the bank. The interest rate charged on the borrowings against this credit line is the bank's prime rate. At September 30, 1998 borrowings of $1,500,000 were outstanding on the facility.

On September 4, 1998 Scorpion-Acrodyne Investors L.L.C. and the Newlight Associates funds acquired an aggregate of 326,530 shares of the Company's "Series A" 8% Redeemable Convertible Preferred Stock for $1,000,000. The Series A Preferred is redeemable by the Company at any time, carries an 8% dividend rate compounded and paid annually in either cash or additional Preferred Stock at the option of the Company. The Series A Preferred is convertible at the option of the holder into Common Stock of the Company at a conversion price of $3.0625 per share. In connection with the investment, the Investors received 500,000 warrants of Common Stock with an exercise price of $3.00 per warrant. The warrants will have a 7-year life from the time of issuance. In addition, S-A Partners received 25,000 similar warrants for arranging the equity financing.

The Company was obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of a Senior Subordinated Note bearing interest at the rate of 9% per annum. The first fifteen (15) quarterly payments totaling $1,415,183 (including interest) under such note were made through July 23, 1998 pursuant to the agreement. On October 23, 1998., the Company paid all remaining installments. Installment number 16 was paid with all interest due and installments 17 through 20 contained principal payments only of $67,500 each. The note owing to the Company which included principal of $66,850 and accrued interest of $23,600 was offset against this final payment.

Recent Events

On April 15, 1997, the Company's Board of Directors approved the Company's 1997 stock option plan with authorization to grant options with respect to an aggregate of up to 450,000 shares of the Company's common stock. On January 20, 1998 the stock option plan was amended to add another 200,000 shares of the Company's common stock. On June 8, 1998, the Board of Directors approved the granting of options for 450,000 shares at an option price of $4.50 per share. The stock options will vest annually over a four year period, with the first vesting period effective June 30, 1997, and will become fully vested on June 30, 2000. On October 16, 1998 the Board of Directors resolved to reduce the option price from $4.50 per share to $3.00.

Forward Looking Statements

Certain statements contained in this report that do not relate to historical information are "forward looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995 and thus are prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements. Such factors include, but are not limited to, economic, competitive, and broadcast industry conditions. These factors are discussed in greater detail in the Company's filings with the Canadian and United States Securities regulators. The Company disclaims any responsibility to update any such forward-looking statements.

ACRODYNE COMMUNICATIONS, INC.
PART II. OTHER INFORMATION

------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-KSB

     (a)    No Exhibits

     (b)    No Form 8-KSB was filed during the quarter ended September 30, 1998.

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

                                              Acrodyne Communications, Inc.
                                              -----------------------------
                                              (Registrant)



Date:  November 6, 1998                             /s/ A. Robert Mancuso
                                               ------------------------------
                                              A. Robert Mancuso
                                              Chairman and President