Form 10KSB
period 1998-12-31
ACRODYNE COMMUNICATIONS INC
filed 1999-04-01
CIK 883296

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB

(Mark One)

    X     Annual report under Section 13 or 15(d) of the Securities Exchange Act
-------
of 1934.

For the fiscal year ended December 31, 1998

          Transition report under Section 13 or 15(d) of the Securities Exchange
-------
Act of 1934.

For the transition period from _________________________ to ________________

Commission file number                      0-24886
                      ----------------------------------------------------------

                         ACRODYNE COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                         11-3067564
------------------------------------                 ---------------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)


              516 Township Line Road, Blue Bell, PA            19422
-------------------------------------------------------------------------------
              (Address of Principal Executive Office)        (Zip Code)

              215-542-7000
------------------------------------
              (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
Title of Each Class                              on Which Registered

------------------------------------    ----------------------------------------

------------------------------------    ----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Units
-------------------------------------------------------------------------------
                                                     (Title of Class)

Common Stock
-------------------------------------------------------------------------------
                                                     (Title of Class)

Warrants
-------------------------------------------------------------------------------
                                                     (Title of Class)

                  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes       X                No
     ----------                 ----------

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                  State issuer's revenues for its most recent fiscal year. $ 11,726,719
------------

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant is $24,323,050, computed by reference to the average bid and asked prices of such stock, as of March 19, 1999. This computation is based upon the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value $0.01 per share: 6,769,523 outstanding at March 19, 1998.

                         ACRODYNE COMMUNICATIONS, INC.
                                  FORM 10-KSB
                      FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                            PAGE

PART I.......................................................................5

   Item 1....................................................................5
      Description of Business................................................5
   Item 2...................................................................16
      Description of Property...............................................16
   Item 3...................................................................16
      Legal Proceedings.....................................................16
   Item 4...................................................................16
      Submission of Matters to a Vote of Security Holders...................16

Part II.....................................................................17

   Item 5...................................................................17
      Market for Common Equity and Related Stockholder Matters..............17
   Item 6...................................................................18
      Management Discussion and Analysis....................................18
   Item 7...................................................................23
      Financial Statements..................................................23
   Item 8...................................................................23
      Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure.............................................23

Part III....................................................................24

   Item 9...................................................................24
      Directors, Executive Officers, Promoters and Control Persons;
      Compliance With Section 16(a) of the Exchange Act.....................24
   Item 10..................................................................24
      Executive Compensation................................................24
   Item 11..................................................................24
      Security Ownership of Certain Beneficial Owners and Management........24
   Item 12..................................................................24
      Certain Relationships and Related Transactions........................24
   Item 13..................................................................24
      Exhibits and Reports on Form 8-K......................................24

   SIGNATURES...............................................................27

                                     Part I

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

Lower Power Analog and Digital Television Transmitters

Lower power analog and digital television transmitters with power outputs of up to 10 kilowatts and translators account for approximately 43% of Acrodyne's sales. Such transmitters are used by LPTV Stations, a United States classification, which are limited by the Federal Communications Commission ("FCC") to power output levels of 10 watts in the VHF band and 10 kilowatts in the UHF band. Although virtually all of Acrodyne's lower power transmitters are solid state, Acrodyne will produce some models using single tetrode tube final amplifiers for certain customers. Solid-state refers to the physical make-up of the transmitter components. Instead of vacuum tubes where electron flow takes place in a vacuum, solid state transmitters utilize transistors, which have crystalline structures. Tetrode and diacrode tubes are four electrode, vacuum tube amplifying devices used in the final power stage of both lower and higher power television transmitters. Acrodyne's solid-state television transmitters have the advantage of long-life and compact size as compared to tube-based units, and utilize high frequency "microstrip" designs to minimize the number of components and provide reliability. Solid-state television transmitters also have multiple amplifiers so that the loss of any one amplifier means only a partial loss of power and not lost air time. Failure of a tube amplifier, on the other hand, may cause the entire unit to go off line until a replacement tube can be installed.

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

Higher Power UHF Analog and Digital Television Transmitters

Higher power UHF analog television transmitters range in power from above 10 kilowatts to 240 kilowatts and higher, and account for approximately 31% of Acrodyne's sales. For television transmitters with power output levels of 10 kilowatts and above, Acrodyne uses advanced tetrode and diacrode tubes which use water vaporization cooling to prolong their useful lives. Acrodyne also utilizes a 10 kilowatts air cooled diacrode. Such advanced design features significantly reduce the operating costs of these transmitters. At identical output power, the power consumption of an advanced tetrode or diacrode transmitter is approximately 50% less than that of a transmitter using klystron tubes, a high power vacuum tube amplifying device, which is the predecessor of the current tube technology.

Acrodyne's solid-state analog transmitters can also be made at power levels of 5 to 10 kilowatts.

Acrodyne also produces analog television transmitters standard to the industry which have power ratings in multiples of 60 kilowatts in analog and 25 kilowatts in digital. Acrodyne can produce a 60 kilowatt UHF transmitter by combining two 30 kilowatt diacrode tube transmitters. More notably, the Company's mainstay high power product is the 60 kilowatt diacrode tube transmitter. The Company won the New Technology Award at the 1996 National Association of Broadcasters ("NAB") show for the development of this product. This product provides Acrodyne access to a much larger portion of the United States television transmitter market and to the international television high power transmitter market. List prices for Acrodyne's higher power analog television transmitters range from approximately $150,000 to $1,500,000 for a 240 kilowatt transmitter. As of the date of this report, the Company has sold multiple diacrode transmitters that are equivalent to eighteen 60 kilowatt sockets. Continuing development of this concept has been slowed by the more immediate requirement to design ACT equipment.

Auxiliary Products and Services

In addition to manufacturing and selling its transmitters and translators, Acrodyne also offers television broadcasters a value-added complete "turn-key" broadcast system which includes the procurement, systems integration and installation of the television transmitter and antenna and related accessory equipment. Such products and services, which are provided to both higher power and lower power broadcasters, account for approximately 21% of Acrodyne's sales. Upon request, Acrodyne technicians also supervise the installation of television transmitters on-site, in the United States and abroad. Acrodyne technicians perform additional testing after the transmitter has been connected to the station's programming sources and the transmission antenna to assure that the television transmitter operates as intended. This is an ongoing commitment to provide full service to today's broadcasters and will continue as part of Acrodyne's offering one-stop-shopping to its customers.

NEW PRODUCTS

Adjacent Channel Technology (ACT(TM))

The FCC's assignment for a broadcaster to transmit DTV in a channel adjacent to its existing NTSC channel appeared to initially cause apprehension among broadcasters allotted such assignments. These broadcasters believed that in the case, at least, of DTV assignments above an NTSC channel (such assignments, the "N + 1 Case"), there existed no practical, co-located solution for sharing a single transmission line to a common antenna. This dilemma remains after nearly two years after the FCC announcement except if three transmitters are used: one for DTV, one for NTSC pictures and one for NTSC sound along with a very large and expensive channel combiner. It remains virtually impossible to manufacture an adjacent channel combiner where one modern NTSC transmitter provides both picture and sound signals and another, the DTV signal. Consequently, in the N+1 Case, broadcasters with such assignments appeared to initially believe that a second antenna and line, and perhaps a second tower, would be required.

As a solution to the problems associated with the FCC's adjacent assignments, Acrodyne's Engineering Department theorized and then confirmed that it is possible to amplify both the NTSC and DTV signals through a single advanced tetrode or diacrode high power amplifier since the cavity tuning of such amplifiers could readily be made wide enough to carry both channels. It has been shown by competing companies that this is not possible with any other vacuum amplifying device such as the klystron, klystrode or IOT. Retuning and adding a second separate DTV driver alongside the existing NTSC driver demonstrated conclusively that a diacrode 60kW NTSC visual (picture) 6kW Aural (sound) transmitter could readily be converted into a single 30kW NTSC picture, 1.5kW sound and 2.5kW DTV transmitter. It has been shown that this technology works equally well for the N+1 case and the N-1 case having delivered a transmitter of the N+1 case to KBLR in Las Vegas and one of the N-1 case to KCPT in Kansas City, MO. The ACT(TM) trademark has been obtained and Acrodyne has applied for six U.S., six Mexican and six Canadian patents pertaining to this new technology.

Because the market is so large (nearly 400 adjacent channel assignments) for which the Company believes that Acrodyne alone has a technical solution, management has refocused the majority of the Engineering Department's efforts toward bringing ACT(TM) to fruition in 1998. This has been accomplished and the product line is available.

The Acrodyne Renaissance Series (ARS) of transmitters

The FCC requires that every DTV transmitter turned on for broadcasting today must meet the minimum effective radiated power of 50 kW. This translates to a transmitter power of about 2.5 kW. At some future date, most DTV broadcasters will be allowed to upgrade to 1MW, a 20 times increase in effective radiated power and transmitter power. The approach taken by Acrodyne in the make-up of its line of high power DTV transmitters conforms to the minimum power required now and the escalated power in the future. The present power requirement is met by the purchase and installation of the driver section of a high power transmitter. The driver, permanently installed with no obsolescence is complemented by the purchase and installation of the high power amplifier in the future when higher power becomes authorized. This scalability option saves the broadcaster from investing in the complete high power transmitter at the beginning of his DTV experience. Money saved by not spending could earn a significant amount toward the purchase of the high power amplifier at the future date. This plan certainly goes a long way toward making the Acrodyne road to DTV implementation more affordable. This is only possible using the Diacrode technology pioneered by Acrodyne since Diacrode driver power conforms to the present minimum effective radiated power of 50 kW required by the FCC.

The redundancy of the many (thirty-two) power transistors used in the Diacrode driver ensure unbroken transmission even with occasional transistor failures attesting to the right technical approach for the ultimate in reliability. Reliability is further enhanced by the recent introduction of built-in microprocessor monitoring of all essential transmitter and antenna transmission line subsystem performance. (The first delivered microprocessor monitored transmitter is the ACT transmitter at KCPT). Common modem interfacing through a telephone line allows Acrodyne and station personnel to monitor the transmitter and antenna performance on a remote personal computer with software provided by Acrodyne. Built-in diagnostics provide for remote delayed troubleshooting by analyzing data captured at the moment of a failure. It also allows for constant remote monitoring of normal performance. The purpose of the microprocessor is restricted to provide meaningful monitoring of transmitter and antenna behavior and specifically not used to control anything.

The notions of affordability, reliability and scalability translate to the Acrodyne Renaissance Series (ARS). This line has been totally restyled using the most modern cabinetry available. The built-in computer based touch-screen and modem provide for complete local and remote, but friendly access to monitored data. This project has been completed and the product line is available.


THE ANALOG TELEVISION TRANSMISSION INDUSTRY

Approximately 9,600 analog and digital translators and television transmitters with an output power level of one watt or more are in operation in the United States, and approximately 27,000 are in operation worldwide. Of these, more than 1,687 television transmitters in the United States have an output power level of 5 kilowatts or more, and more than 10,000 in operation worldwide have a power level of 5 kilowatts or more. As of December 31, 1998 there were construction permits for 95 new higher power stations and 1,120 new low power stations in the United States. As of December 31, 1998, Acrodyne had sold and delivered, since its inception, 1,680 lower power transmitters and 91 higher power transmitters in the United States and 1,582 lower power transmitters and 88 higher power transmitters abroad.

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

         (v) finalizing a strategic alliance with a major broadcaster or equipment supplier.

To implement the Company's growth strategy, the Company expanded its annual operating budget from $2.2 million in 1995 to approximately $4.6 million in 1998. Over the Company's past two fiscal years, the Sales and Marketing department has grown from three to ten individuals including sales management for the domestic high power, low power and international markets; the network of sales representatives and dealers for the international market has been upgraded to include exclusive representation in China, the Philippines, Malaysia and Brazil; and strategic new hires have been added to engineering, field service, testing, quality control and materials management in support of anticipated growth from the domestic and international markets.

RESEARCH AND DEVELOPMENT

Overview

Acrodyne's Engineering Department is responsible for new product design and development while devoting significant resources to continually maintain its current products truly state-of-the-art. The Engineering Department also provides product support to sales, manufacturing and quality assurance as required.

Digital Technology

Acrodyne's Digital Amplitude Modulator (ADAM(R))

Acrodyne's Engineering Department has developed a one kilowatt digital amplitude modulator-television transmitter which is compatible with currently existing television transmission formats, as well as any DTV. This digital transmitter, demonstrated in 1993 at a NAB show, improves power efficiency over existing television transmitters. Digital transmission involves sampling an analog video signal to create a digital video signal which then drives the digital video signal through a sequence of related solid state amplifiers, the outputs of which are then combined to produce the desired signal. By using highly efficient but non-linear solid state amplifiers, the power efficiency of a transmitter of this design using Class C type amplifiers is expected to be more than 50% greater than any television transmitter now in use. As Class C amplifiers do not preserve linearity, they cannot be used to amplify television signals. However, when Class C amplifiers are used with Acrodyne's patented digital technology, such Class C amplifiers can be combined to produce a modulated output television signal. Moreover, a solid state configuration is more reliable and will have lower maintenance costs.

As noted above, as part of the Company's growth strategy, management has concentrated its development efforts toward the market directly related to Adjacent Channel Technology or ACT(TM), since the Company believes no other manufacturer is in a position to do so, and to delay the introduction of the Digital Amplitude Modulation Transmitter demonstrated at the 1993 NAB show until it is fully developed for DTV use.

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

Domestic Sales

Domestic sales accounted for approximately 70% of the Company's net sales in 1998. Transmitter and translator equipment and turnkey systems are sold directly to television station operators. Domestic sales are handled by regional sales managers located in field offices supported by management and applications personnel at the Company's factory. Regular contact promotes coordination of effort for optimum performance. Domestic sales negotiations often require weeks or months of consultative effort. All domestic sales staff are required to have in-depth industry knowledge to guide the prospective client to cost-effective, responsible purchasing decisions.

Domestic payment terms are normally 30% of the purchase price payable upon order, 60% due when the equipment is ready for shipment, and the final 10% due thirty days after shipment.

International Sales

International sales accounted for approximately 30% of net sales in 1998. Independent manufacturers' representatives and distributors, who normally have specific account affiliations within a particular country, operate on an exclusive and non-exclusive basis and receive a negotiated commission rate. In general, Company management believes that sales to international customers have been steadily growing in the past few years for United States-based television transmitter manufacturers, and that market growth in these areas will accelerate as a result of the recent ascendancy of democratic governments in the former eastern bloc nations, the trend toward greater privatization of broadcasting in general and the expansion of new communication services in developing countries.

International payment terms are similar to domestic payment terms and rely on an irrevocable letter of credit payable upon presentation for any balance outstanding at the time of shipment. A portion of the Company's present business is subject to performance bonds, "holdbacks" (a renegotiation of profits) or contract termination credits against the purchase price.

Customer Base

Acrodyne's customer base is large and diversified. Acrodyne's business has historically been dependent upon a relatively small number of significant transmitter sales with one-time customers. No single commercial customer accounted for more than 10% of total sales in 1998.

Although Acrodyne is not dependent upon military contracts or upon customers who are dependent on military contracts, its largest recurring customer is the United States General Services Administration which is primarily responsible for United States Government procurement including, to some degree, military procurement. Such customer accounted for approximately 6% of net sales in 1998,

GOVERNMENT REGULATION

Industry Regulation

Transmission characteristics are regulated in the United States by the FCC and abroad by local governments and international treaties. United States television transmission is in either the VHF band, covering the frequency ranges from 54 MHz (Channel 2) to 88 MHz (Channel 6) and 174 MHz (Channel 7) to 216 MHz (Channel 13), or the UHF band, covering the frequency range from 470 MHz (Channel 14) to 806 MHz (Channel 69). Users include governments, not-for-profit and privately owned and operated commercial, educational, foreign language and religious broadcasters. United States broadcasters are regulated by the FCC as to operating characteristics and suitability of ownership. Acrodyne has registered all of its television translators and transmitters including ACT(TM) transmitters with the FCC and believes that its products and procedures satisfy all the criteria necessary to comply with the regulations of the FCC.

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

The primary competing technology to Acrodyne's higher power advanced tetrode and diacrode tube products are transmitters offering the IOT design. IOTs were developed as an attempt to improve the linearity and efficiency of klystron tubes. However, the IOT configuration is significantly more expensive to build. In addition, another major drawback to IOT-based transmitters is that they are much more complicated and difficult to service, with the time required to change a tube averaging about one full day (during which time the transmitter must remain off the air) whereas an advanced tetrode or diacrode tube can be changed on-site in about 20 minutes. The Company's management believes that, for both analog and digital requirements, Acrodyne's advanced tetrode or diacrode tube transmitter designs are more cost effective than competing technologies based upon initial capital expenditures, tube replacement, maintenance and operating efficiency.

MANUFACTURING

Acrodyne's manufacturing department includes a machine shop, circuit board assembly, assembly fabrication, wire and cable harness fabrication and final systems assembly. Acrodyne does not utilize, and is not dependent upon, any unusual raw materials or processes in the design of its products. Other than the advanced tetrode and diacrode tubes supplied by Thomson Components and specialized transistors supplied by Thomson SGS and Ericsson, the Company purchases from multiple sources to the maximum extent practical. Acrodyne maintains limited inventory quantities of materials in excess of its immediate requirements. Major purchased parts include fabricated printed circuit boards, water cooling pumps and specialized output filters, output power tubes and cavities and power transformers. As part of an ongoing profit improvement program, manufactured subassemblies, where appropriate, are reviewed for suitability for outsourcing to contract vendors. Outsourcing provides decreased costs, improved quality and better inventory control.

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

TESTING, PRODUCT SUPPORT AND FIELD SERVICE

Acrodyne's Test Lab and Field Installation and Service Department have been outfitted with the equipment necessary for extensive testing and proofing of high power DTV transmitters by previous capital expenditures in 1997. In addition, module and full system testing is supported by a full array of NTSC television transmitter test equipment. A technical manual for each product by serial number accompanies each television transmitter. A duplicate manual is maintained at the factory to minimize field troubleshooting time.

Acrodyne's Engineering Department provides technical information necessary to complete requests for sales quotations, accompanies sales representatives in visits to customer sites in order to promote the appropriate technology to the customer engineers, prepares customer manuals and regularly publishes promotional oriented articles in trade journals, and presents technical papers at important conventions and exhibitions.

PATENTS AND TRADEMARKS

Acrodyne is the owner of United States Patent 4,804,931, entitled Digital Amplitude Modulator-Transmitter, issued on February 14, 1989, expiring in 2006. Digital Amplitude Modulation is the process of converting an arbitrary video or audio signal into successive binary words of sampled equivalent information which control the presence or absence of power signal sources to synthesize such information in a high power combiner, such as a television transmitter for broadcasting the signal. The process offers less distortion and greater power efficiency than any other method. Six additional patents based on the general technology of the original patent have also been granted. For one key patent with respect to DTV, Acrodyne has filed for international patent protection. Certain additional steps have been taken under the PCT (Patent Cooperation Treaty) to apply for foreign protection on the other patents.

Acrodyne has also applied for six U.S., six Mexican and six Canadian patents covering Adjacent Channel Technology. The ACT(TM) trademark has been acquired in 1998.

With the exception of the above-referenced patents, Acrodyne relies on proprietary know-how and trade secrets and employs various methods to protect its processes, concepts, ideas and documentation associated with its proprietary products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although Acrodyne has confidentiality agreements with its key employees, there can be no assurance that such arrangements will adequately protect its trade secrets.

EMPLOYEES

Acrodyne currently employs approximately 96 individuals on a full-time basis, none of whom are union members. Acrodyne believes it has a good relationship with its employees.

Item 2.  Description of Property

Acrodyne's headquarters and manufacturing facility is located at 516 Township Line Road in Blue Bell, Pennsylvania, 19422. Its site includes a 30,000 square foot single story building on approximately ten acres. The facility is rented under a lease expiring July 31, 2000 and includes a five-year extension option and the ability to terminate the current lease if a larger facility is needed. The current rental rate is approximately $6.65 per square foot or $199,500 annually excluding taxes, insurance and maintenance which the Company is responsible for paying. Total lease expense was $206,400 for the year ended December 31, 1998. This represents a $4,000 increase over the total 1997 lease expense, resulting from an annual price adjustment which is based on a consumer price index calculation.

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

Item 3.  Legal Proceedings

There were no legal proceedings pending to which the Company is party as of year end December 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 27, 1999 the Board of Directors of Acrodyne held a special shareholder meeting. See significant and recent events.

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

HOLDERS

As of January 27, 1999, there were 1,900 beneficial holders of record of the Company's Common Stock, along with 119 holders of record. As an update there were 118 holders of record on March 19, 1999.

DIVIDENDS

No dividends on the Company's Common Stock were declared during fiscal 1998. The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the growth of its business and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company paid cash dividends of $56,112 during fiscal 1998 to the holders of the Company's 8% convertible redeemable preferred stock as required by the terms of such stock. In addition, the Company accrued dividends in the amount of $25,863 for its newly created, class of Series "A" Preferred Stock which the Company sold on September 4, 1998. See Recent Events.

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

QUARTER ENDING
                                                   High                  Low
March 31, 1997..........................          $5-1/4               $4-3/8
June 30, 1997...........................           6-1/4                    4
September 30, 1997......................           5-5/8                    3
December 31,1997........................           5-1/2                2-5/8

March 31, 1998..........................           4-1/4                4-3/8
June 30, 1998...........................          4-3/16                    4
September 30, 1998......................          3-1/16                2-7/8
December 31, 1998.......................               4              3-13/16

As of the close of business on March 15, 1999 the high and low bid price for the Company's Common Stock was $3-3/4 and $3-1/2 respectively.

Item 6.  Management Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The business of Acrodyne Communications, Inc. (the "Company") is conducted through its sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne"). The following discussion compares the Company's actual results for the years ended December 31, 1998 and 1997.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997


                                                                      1998                          1997
                                                                      ----                          ----

Net Sales...........................................             $     11,726,719               $     8,171,612
Cost of Sales.......................................                    9,602,301                     6,869,003
                                                                       ----------                    ----------
         Gross Profit...............................                    2,124,418                     1,302,609
                                                                       ----------                    ----------

Operating expenses:
Engineering, research and development                                   3,171,359                       823,406
Selling                                                                 1,998,915                     1,609,600
Administration                                                          2,082,741                     1,543,824
Amortization:
    Goodwill and intangibles........................                      156,496                       156,496
    Noncompete agreement............................                       75,000                        75,000
                                                                          -------                       -------
Total operating expenses............................                    7,484,511                     4,208,326

Operating loss......................................                  ($5,360,093)                   (2,905,658)
Other income (expense):
    Interest expense, net...........................                     ( 72,790)                     ( 15,218)
    Other income....................................                          609                         7,902
                                                                             ----                        ------

Net loss............................................                  ($5,432,274)                  ($2,912,974)
                                                                     -------------                 -------------

Dividend on 8% Convertible Redeemable Preferred Stock
                                                                          (81,975)                      (64,087)
                                                                     -------------                 -------------

Net loss applicable to common shares................                  ($5,514,249)                  ($2,977,061)
                                                                     =============                 =============

Net loss per common share                                           $       (1.04)                $       (0.65)
Weighted average number of
  common shares outstanding                                             5,321,188                     4,584,347
                                                                     ------------                   -----------

Net Sales for the year ended December 31, 1998 were $11,726,719 which reflects a 43% increase from net sales for the year ended December 31, 1997. This increase is directly related to the sale of the first two ACT transmitters (one incorporating the new ARS design) and two updated design VHF transmitters. Each of these sales occurred in the last 4 months of the year. For the past few years the industry has postponed any significant transmission equipment expenditures pending a clear plan for the emergence of Digital Television. In early 1998 the final channel allocations were defined. Without these allocations, the Company believes that broadcasters were unable to specifically define their transmitter requirements and thus the entire transmitter manufacturing industry was set back. Accordingly, in order to generate sales volume and to obtain a portion of the available business in 1998 in an increasingly competitive market, the Company's margin on sales, on an operating basis, before non-recurring charges (detailed below), remained low at 25.4% in 1998 as compared to 15.94% in 1997 (see "Liquidity and Capital Resources" below). After non-recurring charges, margin on sales in 1998 was 18.11%. Further delaying the purchase of Digital transmitters is the limited availability of Digital ready televisions, limiting the customer base of the broadcaster. In addition, there is very little programming available for the broadcaster at this time. To date, the broadcaster is being asked to purchase transmission equipment to service a small, limited digital market, and to replace his existing, aging analog transmission equipment. Management believes these factors represent a significant demand for its products in the future. Further hampering the Company's growth in 1998 was a serious reduction in industry wide capital expenditures resulting from the global economic and currency crisis experienced during the year.

The company experienced non-recurring charges to profit amounting to $3,219,124. These charges are detailed below:

o $856,092 inventory write-off resulting from technical changes relating to new product designs, cost overruns in the manufacture of new design VHF transmitters and the elimination of the MMDS product line. This amount was recorded as additional cost of sales.

o $2,298.032 of research and development expenses relating to the shipment and successful installation of the first two ACT (ARS) transmitters. Both shipments occurred in the last four months of the year.

o $65,000 charge to administration expense. In 1998, the Company issued options to purchase 25,000 shares of common stock at an exercise price of $3.50 to a consultant for services. The options expire on June 5, 2008 and were valued at $65,000 at the time of issuance. This amount was recorded as additional paid in capital and as an administration expense.

Before non-recurring charges, the Company experienced an overall increase in operating expenses from 1997 to 1998. The Company believes these expense levels were needed to maintain its position in the marketplace. Engineering expense, net of non-recurring charges, remained fairly constant at $873,327 during 1998 versus $823,406 in 1997. Selling expense increased by 24.1% to $1,998,915 mainly due to increased commissions and advertising due to increased sales volume. During the period, administration expenses increase by 30.7%, exclusive of non-recurring charges, primarily due to a financial consulting agreement. Amortization expense remained constant at $231,496.

Interest expense increased from $15,218 to $72,790 due to the increased utilization of the line of credit during 1998.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from customer deposits, internally generated funds, and use of its credit facility. On December 31, 1998 the Company's working capital decreased $4,282,085 compared to December 31, 1997. This reduction was due primarily to the use of working capital for operations and the write-off of inventory as well as an increase in trade accounts payable of $968,232 and credit line increase of $1,275,000.

Accounts receivable at December 31, 1998 were $1,497,197 and reflect a $554,014 increase from 1997. This increase is due mainly to the higher sales volume experienced during 1998. The allowance for bad debt increased from $24,327 in 1997 to $62,565 in 1998 again due to the overall increase in sales volume. The majority of the Company's sales of domestic transmitters are made with credit terms of a non-refundable 30% deposit at the time of placing the order, 40% to 60% prior to shipment and 10% to 30% net thirty days. The Company continues to require an irrevocable letter of credit on international orders.

Inventories, net of reserves, decreased to $4,325,445 at December 31, 1998 from $5,271,449 at December 31, 1997. This decrease is mainly due to the elimination of the Multichannel Multipoint Distribution System ("MMDS") product line for the wireless cable industry.

The Company purchased a full complement of Digital Technology test equipment from Hewlett Packard in 1997. This test equipment has enabled the Engineering Department to properly monitor and test the Company's Digital products in compliance with the new 8-VSB technology (Digital Modulation scheme). The Company believes that the use of these assets demonstrates its DTV and ACT(TM) capabilities which are expected to enhance its sales opportunities for 1999 and beyond. There were no significant capital equipment purchases in 1998.

In the third quarter of 1998 the Company and Acrodyne, as co-borrowers, established a new $2,000,000 credit facility arrangement with a bank for working capital purposes to replace its then existing bank credit facilities. The new facility is now available on a standard formula basis involving qualified Accounts Receivable and Inventory and contain certain convenants having to do with financial ratios such as working capital and their debt to equity ratio. As of December 31, 1998 the Company was not in compliance with the terms of the line of credit with respect to their working capital ratio. The Company has obtained a waiver for the 1998 event of default and has restructured its loan agreement for 1999. The new credit facility is collateralized by the assignment of a certificate of deposit in the amount of $750,000 maintained at the bank. The interest rate on this facility is the bank's prime rate plus 1.5% on borrowings up to $750,000 and at the bank's prime rate in excess of $750,000. Borrowings under the line of credit totaled $1,275,000 and $0 at December 31, 1998 and 1997, respectively.

The Company was obligated to pay the former majority shareholder of Acrodyne quarterly installments of principal and interest over a five-year period under the terms of a $1,450,000 Senior Subordinated Note. Interest on such note was payable at the rate of 9% per annum. Such note was partially collateralized by the irrevocable standby letter of credit in the principal amount of $500,000 . The first fifteen (15) quarterly payments totaling $1,415,183 (including interest) under such note were made through July 23, 1998 pursuant to the agreement. On October 23, 1998, the Company paid all remaining installments. Installment number 16 which was due on October 23, 1998, was paid with all interest due amounting to $75,094 in addition installments 17 through 20 contained 4 principal payments of $67,500 each, amounting to $270,000. A note owing to the Company which included principal of $66,850 and accrued interest of $23,600 was offset against this final payment.

SIGNIFICANT AND RECENT EVENTS

During 1996, the Company privately placed, pursuant to Rule 505 under the Securities Act of 1933, as amended (the "Act"), 10,500 shares of of its then newly created class of 8% convertible redeemable preferred stock, par value $1.00 per share (the "Preferred Stock"), for which the Company received aggregate proceeds of $1,050,000. In 1997 an aggregate of 4,000 of such shares of the Preferred Stock were converted into 100,000 shares of the Company's common stock in accordance with the conversion provisions of the Preferred Stock at a conversion price of $4.00 per share of common stock. In addition, subsequent to such conversion, pursuant to the terms of the Preferred Stock and as a result of certain common stock issuances by the Company during 1997, the conversion price for the remaining shares Preferred Stock was reduced to $3.71 per share of common stock. No other conversions were made in 1998.

In consideration for advisory services related to the Acrodyne acquisition, the Company sold warrants to Alchemy Capital to purchase 170,000 shares of common stock at an exercise price of $3.00 per share on October 24, 1994. As of December 31, 1997, 20,000 of these warrants had been exercised, raising net proceeds of $60,000. As a result of common stock issuances by the Company during 1997, the conversion price for the remaining warrants were reduced to $2.73. During 1998 13,000 warrants were exercised at $2.73. A cashless exercise was also executed which converted 5,600 warrants into 4,400 shares of common stock. There are 131,400 warrants remaining as of December 31, 1998.

On April 15, 1997, the Company's Board of Directors approved the Company's 1997 stock option plan with authorization to grant options with respect to an aggregate of up to 450,000 shares of the Company's common stock. On January 20, 1998 the stock option plan had been amended to add another 200,000 shares of the company's common stock. On June 8, 1998 the Board of Directors approved the granting of options for 450,000 shares at an option price of $4.50 per share. On October 16, 1998, in response to the decline in the public market price of Acrodyne's securities and the public stock markets generally, the Board of Directors resolved to reprice such options to $3.00 per share.

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

On September 4, 1998, the Company sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") in a private placement to Scorpion-Acrodyne Investors L.L.C. and the Newlight Associates funds for net proceeds of $972,668. The Series A Preferred is redeemable by the Company at any time and carries an 8% dividend rate . The Series A Preferred is convertible at the option of the holder into Common Stock of the Company at a conversion price of $3.0625 per share. In connection with the investment the Investors received 500,000 warrants of Common Stock with an exercise price of $3.00 per warrant and are exercisable through November 7, 2002. In addition, S-A Partners received 25,000 similar warrants for arranging the equity financing. On January 27, 1999 this Series A Preferred Stock was redeemed by the Company for $1,031,780 as further described in the Subsequent Event section.

On November 23, 1998, Acrodyne entered into a subscription agreement with Sinclair Broadcast Group for the acquisition of a significant equity interest in Acrodyne. The closing of the transaction occurred on January 27, 1999 upon approval by the Acrodyne shareholders at a special meeting.

Pursuant to the subscription agreement, Sinclair has made a cash infusion of $4.3 million in Acrodyne in receipt of 1,431,333 shares of Acrodyne's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon Acrodyne's achievement of increased product sales or sales of products with new technology. Sinclair has also acquired an additional 800,000 shares of common stock previously held by the Scorpion/New Light investment group. Sinclair now holds an aggregate of 2,231,333 shares of Acrodyne, representing approximately 32.1% of issued common stock, assuming no warrants are exercised. If Sinclair were to exercise all warrants received pursuant to the Subscription Agreement, Sinclair would own 10,950,558 shares of Common Stock, representing 59.06% of all outstanding voting stock on a fully diluted basis.

From the net proceeds of the transaction, $1,031,780 was used to retire all Series A 8% Redeemable Convertible Preferred Stock issued in September 1998 to the Scorpion/New Light investment group; $1,000,000 has been set aside to fund a new research and development program; and the balance has been allocated for working capital and general corporate purposes.

This transaction also included an investment agreement, dated as of January 27, 1999 among Sinclair, Acrodyne and Mr. Mancuso (the "Investment Agreement"), with respect to Acrodyne's governance and providing for, among other things, the composition of the board of directors, restrictions on certain corporate, securities and affiliated party transactions, a standstill agreement by Sinclair and an enhanced role for Acrodyne's independent directors.

As a condition to the Investment Agreement, Acrodyne's shareholders approved the reconstitution of Acrodyne's board of directors to comprise 3 directors nominated by Sinclair, including Nathaniel Ostroff as Chairman, 2 directors nominated by Acrodyne's president and CEO, Robert Mancuso, and 2 independent directors not affiliated with Sinclair or the Company. Mr. Ostroff will also chair Acrodyne's management committee, which will include Mr. Mancuso and an operating officer to be appointed.

As an additional conditon to the Investment Agreement, on Jaunary 27, 1999, Acrodyne and Mr. Mancuso entered into an employment agreement to retain the services of Mr. Mancuso as President and Chief Executive Officer of Acrodyne.

Forward Looking Statements


Certain statements contained in this report that do not relate to historical information are "forward looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995 and thus are prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements. Such factors include, but are not limited to, economic, competitive, and broadcast industry conditions. These factors are discussed in greater detail in the Company's filings with the Canadian and United States Securities regulators, The Company disclaims any responsibility to update any such forward-looking statements.


Year 2000


The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. During 1998, Management of the Company and their staff completed their assessment of the various computer software and hardware used in connection with the ongoing operations of the Registrant. This review indicated that significantly all of the computer programs used by the Company are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. Management began to upgrade those systems and at present are Year 2000 compliant. The Registrant does not expect to bear any other significant costs.


To date Management is not aware of any external agent that would materially impact the results of operation, liquidity or capital. However, Management has no means of ensuring that external agents will be Year 2000 compliant.


Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Acrodyne Communications, Inc. filed a Form 8-K on November 23, 1998 together with The Sinclair Subscription Agreement and its exhibits.

NEW ACCOUNTING PRONOUNCEMENTS


The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting on Comprehensive Income." SFAS 130 requires that an enterprise
(a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accummulated balance of other comprehensive income seperately from retained earnings and additional paid-in-capital on the balance sheet. During the years ended December 31, 1998 and 1997, the Company did not experience any comprehensive gains or losses which would require disclosure.

The Company has also adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" in the current fiscal year. The Company operates in one segment under the description provided in this pronouncement.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." Management is currently assessing the effect of this statement on the financial disclosures of the Company, however management does not expect such effect to be significant.

Item 7. Financial Statements

See pages 28 to 44 of this report for the financial statements required by this item.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There is no information relevant to the Registrant which must be disclosed under this item.

Part III

Items 9, 10, 11 and 12 are hereby incorporated by reference from Acrodyne's annual proxy statement to be filed in accordance with rule 14a-101 schedule 14a.

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10 Executive Compensation.

Item 11 Security Ownership of Certain Beneficial Owners and Management.

Item 12 Certain Relationships and Related Transaction.

Item 13 Exhibits and Reports on Form 8-K.

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

*** Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0-24886) with the SEC for its fiscal year ended December 31, 1996.

(b) Form 8-K filings: The Registrant filed a Form 8-K on November 23, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Acrodyne Communications, Inc.
------------------------------------------------------------------
                  (Registrant)

By       /s/ Nathanial Ostroff
------------------------------------------------------------------
                  Nathanial Ostroff, Chairman of the Board of Directors

Date     3/31/99

         In accordance with the Exchange Act, this report has been signed below by the following persons on and behalf of the registrant and in the capacities and on the dates indicated.

By       /s/ A. Robert Mancuso
------------------------------------------------------------------
                  A. Robert Mancuso, President and CEO of Acrodyne

Date     3/31/99

By       /s/ Martin J. Hermann
------------------------------------------------------------------
                  Martin J. Hermann, Director

Date     3/31/99

By       /s/ David Smith
------------------------------------------------------------------
                  David Smith, Director

Date     3/31/99

By       /s/ David Amy
------------------------------------------------------------------
                  David Amy, Director

Date     3/31/99

By       /s/ Michael E. Anderson
------------------------------------------------------------------
                  Michael E. Anderson, Director

Date     3/31/99

By       /s/ Richard P. Flam
------------------------------------------------------------------
                  Richard P. Flam, Director

Date     3/31/99

By       /s/ Ronald R. Lanchoney
------------------------------------------------------------------
                  Ronald R. Lanchoney, CFO of Acrodyne

Date     3/31/99

Acrodyne
Communications,
Inc.
Consolidated Financial Statements
December 31, 1998

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Acrodyne Communications, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, PA
March 31, 1999


Acrodyne Communications, Inc.
Consolidated Balance Sheets
December 31, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------

                                                                                       1998              1997
                                     Assets
Current assets:
   Cash and cash equivalents                                                       $     983,695      $  3,011,294
   Accounts receivable, net of allowance for doubtful accounts of
      $62,565 and $24,327 at December 31, 1998 and 1997                                1,497,197           943,183
   Inventories                                                                         4,325,445         5,271,449
   Prepaid expenses and deposits                                                         170,958           105,067
                                                                                  ---------------   ---------------

        Total current assets                                                           6,977,295         9,330,993

Property and equipment, net                                                              504,469           666,395
Note receivable                                                                                -            85,436
Non-compete agreement, net                                                               435,822           510,822
Goodwill, net                                                                          4,055,707         4,212,202
                                                                                  ---------------   ---------------

        Total assets                                                                 $11,973,293       $14,805,848
                                                                                  ---------------   ---------------

                      Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                                 $  2,119,604      $  1,151,372
   Accrued expenses                                                                      386,363           238,796
   Customer advances                                                                     161,418           347,378
   Line of credit                                                                      1,275,000                 -
   Current portion of long-term debt and capital leases                                   75,630           352,082
                                                                                  ---------------   ---------------

        Total current liabilities                                                      4,018,015         2,089,628

Long-term debt and capital leases                                                         69,824           379,196
Non-compete liability                                                                    712,168           722,647
                                                                                  ---------------   ---------------

        Total liabilities                                                              4,800,007         3,191,471
                                                                                  ---------------   ---------------

Commitments and contingencies (Note 12) Shareholders' equity:

   Preferred stock, par value $1.00; 1,000,000 shares authorized,
      333,030 and 6,500 shares outstanding in 1998 and 1997, respectively                333,030             6,500
   Common stock, par value $.01; 10,000,000 shares authorized,
      5,331,670 and 5,314,270 shares issued and outstanding in
      1998 and 1997, respectively                                                         53,317            53,143
   Additional paid-in capital                                                         17,720,449        17,055,970
   Accumulated deficit                                                               (10,933,510)       (5,501,236)
                                                                                  ---------------   ---------------

                                                                                       7,173,286        11,614,377
                                                                                  ---------------   ---------------

        Total liabilities and shareholders' equity                                   $11,973,293       $14,805,848
                                                                                  ---------------   ---------------

The accompanying notes are an integral part of these consolidated financial statements.


Acrodyne Communications, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------------------------------------

                                                                                   1998             1997

Net sales                                                                     $11,726,719    $  8,171,612
Cost of sales                                                                   9,602,301       6,869,003
                                                                              ------------   -------------

        Gross profit                                                            2,124,418       1,302,609
                                                                              ------------   -------------

Operating expenses:
   Engineering, research and development                                        3,171,359         823,406
   Selling                                                                      1,998,915       1,609,600
   Administration                                                               2,082,741       1,543,824
   Amortization                                                                   231,496         231,496
                                                                              ------------   -------------

        Total operating expenses                                                7,484,511       4,208,326
                                                                              ------------   -------------

Operating loss                                                                 (5,360,093)     (2,905,658)
Other income (expense):
   Interest expense, net                                                          (72,790)        (15,218)
   Other income                                                                       609           7,902
                                                                              ------------   -------------

Loss before income tax benefits                                                (5,432,274)     (2,912,974)
Income taxes                                                                            -               -
                                                                              ------------   -------------

Net loss                                                                      $(5,432,274)   $ (2,912,974)
                                                                              ------------   -------------

Dividend on 8% Convertible Redeemable Preferred Stock                             (81,975)        (64,087)
                                                                              ------------   -------------

Net loss applicable to common shareholders                                    $(5,514,249)   $ (2,977,061)
                                                                              ------------   -------------

Net loss per share - basic and diluted                                        $     (1.04)   $      (0.65)
                                                                              ------------   -------------

Weighted average common shares outstanding                                      5,321,188       4,584,347
                                                                              ------------   -------------

The accompanying notes are an integral part of these consolidated financial statements.


Acrodyne Communications, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------

                                                                                     1998              1997
Cash flows from operating activities:
   Net loss                                                                         $(5,432,274)     $(2,912,974)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                                   453,514          388,159
        Other non-cash expenses (see Note 9)                                             65,000                -
        Changes in assets and liabilities:
          Accounts receivable                                                          (554,014)       1,213,925
          Inventories                                                                   946,004         (783,562)
          Prepaid expenses and deposits                                                 (65,891)         (41,110)
          Note receivable                                                                85,426           (5,501)
          Accounts payable                                                              968,232         (273,777)
          Accrued expenses                                                              147,567         (145,026)
          Customer advances                                                            (185,960)          98,112
                                                                                ----------------  ---------------

             Net cash used in operating activities                                   (3,572,386)      (2,461,754)
                                                                                ----------------  ---------------

Cash used in investing activities:
   Purchase of property and equipment                                                   (22,538)         (74,809)
                                                                                ----------------  ---------------

Cash flows from financing activities:
   Proceeds from the issuance of common stock                                                 -        1,951,800
   Proceeds from issuance of preferred stock                                            972,668                -
   Proceeds from exercise of warrants                                                    35,490          100,000
   Payments on promissory notes                                                        (540,000)        (270,000)
   Borrowings under line of credit                                                    1,275,000                -
   Capital lease repayments                                                             (83,379)         (82,214)
   Repayments on non-compete liability                                                  (10,479)          (9,186)
   Cash dividends to stockholders                                                       (81,975)         (64,087)
                                                                                ----------------  ---------------

             Net cash provided by financing activities                                1,567,325        1,626,313
                                                                                ----------------  ---------------

Net decrease in cash and cash equivalents                                            (2,027,599)        (910,250)
Cash and cash equivalents at beginning of year                                        3,011,294        3,921,544
                                                                                ----------------  ---------------

Cash and cash equivalents at end of year                                           $    983,695     $  3,011,294
                                                                                ----------------  ---------------

Supplemental cash flow information:
   Cash paid for interest                                                               170,302          172,819

   Property and equipment acquired through capital leases                                37,555          173,938

The accompanying notes are an integral part of these consolidated financial statements.


Acrodyne Communications, Inc.
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   Additional
                                                           Preferred Stock               Common Stock               paid-in
                                                       -------------------------  ----------------------------
                                                         Shares       Amount          Shares         Amount         capital

Balance at December 31, 1996                               10,500     $  10,500        4,384,270     $ 43,843       $15,073,557
Issuance of shares in connection with warrant
   exercise                                                                               30,000          300            99,700
Conversion of preferred shares into
   common shares                                           (4,000)       (4,000)         100,000        1,000             3,000
Sale of common shares                                                                    800,000        8,000         1,943,800
Dividends on preferred stock                                                                                            (64,087)
Net loss
                                                       -----------  ------------  ---------------  -----------   ---------------

Balance at December 31, 1997                                6,500         6,500        5,314,270       53,143        17,055,970

Issuance of shares in connection with
   warrant exercise                                                                       17,400          174            35,316
Sales of Series A Preferred shares                        326,530       326,530                                         646,138
Issuance of options for services                                                                                         65,000
Dividends on preferred stock                                                                                            (81,975)
Net loss
                                                       -----------  ------------  ---------------  -----------   ---------------

Balance at December 31, 1998                              333,030      $333,030        5,331,670     $ 53,317       $17,720,449
                                                       -----------  ------------  ---------------  -----------   ---------------

                                                                                Total
                                                       Accumulated           Shareholders'
                                                         deficit                equity

Balance at December 31, 1996                            $  (2,588,262)         $12,539,638
Issuance of shares in connection with warrant
   exercise                                                                        100,000
Conversion of preferred shares into
   common shares
Sale of common shares                                                            1,951,800
Dividends on preferred stock                                                       (64,087)
Net loss                                                   (2,912,974)          (2,912,974)
                                                       ---------------      ---------------

Balance at December 31, 1997                               (5,501,236)          11,614,377

Issuance of shares in connection with
   warrant exercise                                                                 35,490
Sales of Series A Preferred shares                                                 972,668
Issuance of options for services                                                    65,000
Dividends on preferred stock                                                       (81,975)
Net loss                                                   (5,432,274)          (5,432,274)
                                                       ---------------      ---------------

Balance at December 31, 1998                            $ (10,933,510)        $  7,173,286
                                                       ---------------      ---------------

The accompanying notes are an integral part of these consolidated financial statements.

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------

1.   Business and Organization

     Organization

     Acrodyne Holdings, Inc. (the "Company"), a Delaware corporation, was formed in May 1991 for the purpose of acquiring an operating company. In 1995, the Company changed its name to Acrodyne Communications, Inc.

     On May 16, 1994, the Company entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc., a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification. The acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering (see Note 9).

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

     Cash and cash equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Cash equivalents amounted to $750,000 and $2,171,884 at December 31, 1998 and 1997, respectively. At various times throughout the year, the Company maintains cash balances in excess of FDIC limits.

     Inventory

     Inventory is valued at the lower of cost (first-in, first-out) or market.

     Property and equipment

     Property and equipment are carried at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to operations when incurred. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed are removed from the respective accounts and any resulting gain or loss is recorded in the statement of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease terms. Capital leases are depreciated over their useful lives or lease term, as applicable.

     Customer advances

     Customer deposits received prior to completion of the contract between the Company and its customers are recorded as a liability.

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------

     Revenue recognition and accounts receivable

     The Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up. A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed and are available for pick-up or delivery, and the customer has requested that the Company hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry, until pick-up or delivery. Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

     Concentration of credit risk

     The Company's customers are primarily domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales approximated $3,405,339 and $2,439,841 for the years ended December 31, 1998 and 1997, respectively. No individual customer represented more than 10% of sales in either 1998 or 1997.

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

     Research and development

     Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering, research and development in the accompanying financial statements. Research and development costs of $3,171,359 and $823,406 were charged to expense during the years ended December 31, 1998 and 1997, respectively.

     Income taxes

     The Company records deferred income taxes related to estimated future tax effects of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

     Fair value of financial instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, notes receivable and debt are financial instruments that are subject to possible material market variations from the recorded book value. The fair value of these financial instruments approximate their recorded book value as of December 31, 1998 and 1997.

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------

     Impairment of long-lived assets

     The Company periodically performs analyses on the recoverability of long-lived assets. Any excess of the carrying amount of an asset over the estimated future undiscounted cash flows associated with the asset would be recorded as an impairment loss in the statement of operations.

     New accounting pronouncements

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting on Comprehensive Income." SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital on the balance sheet. During the years ended December 31, 1998 and 1997, the Company did not experience any comprehensive gains or losses which would require disclosure.

     The Company has also adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" in the current fiscal year. The Company currently has one principal line of business in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." Management is currently assessing the effect of this statement on the financial disclosures of the Company, however management does not expect such effect to be significant.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   Earnings Per Share

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interests and stock dividends. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------


                                                                                  Year Ended December 31,
                                                                              --------------------------------
                                                                                 1998               1997

     Net loss                                                                 $ (5,432,274)       $(2,912,974)

     Preferred stock dividends                                                     (81,975)           (64,087)
                                                                              ------------        -----------

     Net loss applicable to common shareholders                               $ (5,514,249)       $(2,977,061)
                                                                              ------------        -----------

     Weighted average common shares outstanding (basic)                          5,321,188          4,584,347

     Convertible Preferred Stock (Note 9)                                        (*)                (*)
     Employee Stock Options (Note 9)                                             (*)                (*)
     Options and warrants issued in connection with various
        transactions (Note 9)                                                    (*)                (*)
                                                                              ------------        -----------

     Weighted average common shares outstanding (diluted)                        5,321,188          4,584,347
                                                                              ------------        -----------

     Loss per share (basic)                                                   $      (1.04)       $     (0.65)
                                                                              ------------        -----------

     Loss per share (diluted)                                                 $      (1.04)       $     (0.65)
                                                                              ------------        -----------

     (*) Due to the Company's loss from continuing operations in 1998 and 1997, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

4.   Inventories

     Inventories consist of the following:

                                                                                   December 31,
                                                                              --------------------------
                                                                               1998            1997

     Raw materials                                                            $2,779,646      $2,815,710
     Work in process                                                             576,973       1,035,065
     Finished goods                                                            1,324,826       1,854,530
                                                                              ----------      ----------

                                                                               4,681,445       5,705,305
     Reserve for excess/obsolete inventory                                      (356,000)       (433,856)
                                                                              ----------      ----------

                                                                              $4,325,445      $5,271,449
                                                                              ----------      ----------

The reserve for excess/obsolete inventory reduces inventory to its estimated net realizable value.

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------

5.   Property and Equipment

     Property and Equipment consist of the following:


                                                                                   December 31,
                                                                               ----------------------
                                                                                  1998         1997

     Test equipment                                                            $ 585,678     $559,511
     Machinery and equipment                                                      59,564       59,564
     Office equipment                                                            272,993      239,067
     Automobile                                                                   11,043       11,043
     Leasehold improvements                                                       76,205       76,205
     Purchased computer software                                                  29,342       29,342
                                                                               ----------    ---------

                                                                               1,034,825      974,732
     Accumulated depreciation                                                   (530,356)    (308,337)
                                                                               ----------    ---------

                                                                               $ 504,469     $666,395
                                                                               ----------    ---------

     Depreciation expense amounted to $222,019 and $156,664 for the years ended December 31, 1998 and 1997, respectively.

     Property and equipment at December 31, 1998 and 1997 includes assets (primarily test equipment) under capital leases of $235,093 and $319,666, net of accumulated depreciation of $82,883 and $62,980, respectively. Depreciation expense related to these assets was $15,255 and $31,634 for the years ended December 31, 1998 and 1997, respectively.

6.   Non-Compete Agreement

     Simultaneous with the Acrodyne acquisition, the Company and the former majority shareholder entered into a non-compete agreement. In consideration for this agreement not to compete, the Company is obligated to make lifetime annual payments to this former shareholder equal to $65,000 and provide certain benefits at no cost to him for the remainder of his life. The Company recorded the estimated actuarial present value of $750,000 related to this agreement as an asset and established a corresponding liability. During the years ended December 31,1998 and 1997, the Company recorded interest expense of $64,231 and $64,215, respectively, relating to this liability.

     The intangible asset associated with the non-compete agreement is being amortized on a straight-line basis over a ten-year period. Amortization expense of $75,000 was recorded during each of the years ended December 31, 1998 and 1997. Accumulated amortization totaled $314,178 and $239,178 at December 31, 1998 and 1997, respectively.

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------

7.   Goodwill

     The Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired of Acrodyne Industries, Inc. Goodwill is being amortized on a straight line basis over 30 years. Amortization charged to expense during the years ended December 31, 1998 and 1997 amounted to $156,495 each year. Accumulated amortization at December 31, 1998 and 1997 totaled $655,567 and $499,072, respectively. The Company periodically reviews goodwill to assess recoverability through a non-discounted cash flow analysis and any perceived impairment would be charged to operations in the period in which such impairment becomes evident.

8.   Debt

     Long-term debt consists of the following:

                                                                                   December 31,
                                                                             -----------------------
                                                                                1998          1997

     Senior Subordinated Installment Promissory Note                         $        -     $540,000
     Capital lease obligations                                                  145,454      191,278
                                                                             -----------    ---------

                                                                                145,454      731,278
     Current portion                                                            (75,630)    (352,082)
                                                                             -----------    ---------

                                                                             $   69,824     $379,196
                                                                             -----------    ---------

     In 1998, the 9% senior Subordinated Installment Promissory Note payable to the former majority shareholder was repaid in full.

     Principal payments on long-term debt are as follows:

          1999                                   $  75,630
          2000                                      57,455
          2001                                      12,360
                                                 ---------

                                                 $ 145,454
                                                 ---------


     The Company has up to a $2,000,000 line of credit facility with a bank. As collateral for the line of credit, the bank requires the assignment of a certificate of deposit in the amount of $750,000. This facility provides for an interest rate of prime rate plus 1.5% on borrowings up to $750,000 and at the bank's prime rate in excess of $750,000. The borrowings are formula-based with qualified accounts receivables and inventories and contains certain financial covenants. Borrowings under the line of credit totaled $1,275,000 and $0 at December 31, 1998 and 1997, respectively.

     In connection with the line of credit, the Company is obligated to maintain specified financial ratios such as their working capital ratio and their debt to equity ratio. As of December 31, 1998, the Company was not in compliance with the terms of the line of credit with respect to their working capital ratio. The

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------

     Company has obtained a waiver for the 1998 event of default and has restructured its loan agreement for 1999 to reflect a revised working capital ratio requirement.

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

     During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the "8% Preferred Stock") in a private placement. The 8% Preferred Stock has a liquidation preference of $100 per share plus all outstanding and unpaid dividends and is redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations are met. The 8% Preferred Stock is convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock vote on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, have the right to elect a director to the Company's Board. During 1997, 4,000 shares of the 8% Preferred Stock were converted into Common Stock at a conversion price of $4.00 per share.

     During 1998, the Company sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") in a private placement for net proceeds of $972,668. On January 27, 1999, the Series A Preferred Stock was redeemed by the Company for $1,031,780 as described in
     Note 13. In connection with the sale of Series A Preferred Stock, the Company issued warrants to purchase up to 525,000 shares of common stock at an exercise price of $3.00 per share. The warrants are exercisable through November 7, 2002.

     Common stock

     On November 7, 1997 the Company sold 800,000 shares of common stock and warrants to purchase up to an additional 500,000 shares of common stock for aggregate net proceeds of $1,951,800. The warrants issued in connection with this transaction carry an exercise price of $3.00 per common share and expire on November 7, 2002.

     Warrants and options

     In 1998 a warrant holder exercised warrants to purchase 13,000 shares of common stock for proceeds of $35,490. In addition, the warrant holder utilized the cashless exercise feature of an additional 5,600 warrants to acquire 4,400 shares of common stock of the Company.

     Also in 1998, the Company issued options to purchase 25,000 shares of common stock at an exercise price of $3.50 to a consultant for services. The options expire on June 5, 2008 and were valued at $65,000 at the time of issuance. Such amount was recorded as additional paid in capital and as an administrative expense.

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------

     The following warrants and options (excluding employee stock options) were outstanding at December 31, 1998 and 1997:

                                        Exercise
                1998       1997          Price         Expiration Date

               16,000     16,000         $6.30        June 30, 1999
               50,000     50,000          3.00        October 24, 1999
              131,400    150,000          2.73        October 24, 1999
                  -0-     90,000          4.00        December 31, 1998
              140,000    140,000          4.50        March 31, 1999
              225,000    225,000          5.00        March 31, 1999
              200,000    200,000          6.00        May 24, 2001
              500,000    500,000          3.00        November 7, 2002
               25,000          -          3.50        June 5, 2008
              525,000          -          3.00        September 4, 2003
            ---------  ---------

            1,812,400  1,371,000
            ---------  ---------

     Employee stock options

     In December 1993, the Company adopted the 1993 Stock Option Plan. A total of 250,000 shares of common stock options were issuable under the 1993 Plan. The options may be incentive stock options or non-qualified stock options. The maximum term of each option under the 1993 Plan is 10 years. In 1993, an employee was granted an option to purchase an additional 100,000 shares of common stock at an exercise price of $3.00 per share pursuant to his employment agreement.

     In April 1997, the Company adopted the 1997 Stock Option Plan under which 650,000 options have been authorized. In June 1998, the Board granted 450,000 options under the 1997 Plan to employees. The options had an exercise price of $4.50 per share. On October 16, 1998, the Board resolved to reprice such options to $3.00 per share.

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------

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

                                                   December 31,
                                          --------------------------------
                                              1998                1997

                    Net loss:
                         As reported      $(5,432,274)        $(2,912,974)
                         Pro forma         (6,094,774)         (2,912,974)

                    EPS:
                         As reported      $     (1.04)        $     (0.65)
                         Pro forma              (1.16)              (0.65)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following parameters: 60% volatility, 5.5% risk-free rate, 0% dividend yield and 5 year option life.

     A summary of the Company's stock option plan as of December 31, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                    December 31, 1998                      December 31, 1997
                                           ------------------------------------     ---------------------------------
                                                                   Weighted                              Weighted
                                              Shares               Average            Shares             Average
                                                                  Exercise Price                      Exercise Price
     Outstanding at
        beginning of year                       350,000               $ 3.36           350,000             $3.36
     Granted                                    900,000               $ 3.75                 -
     Exercised                                        -                                      -
     Rescinded                                 (450,000)              $ 4.50                 -
                                               ---------                               --------
     Outstanding at
        end of year                             800,000               $ 3.16           350,000             $3.36
                                               ---------                               --------

     Options exercisable
        at year end                             600,000                                350,000
     Weighted average
        fair value of options granted
        during the year                                               $ 2.00                              n/a

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------

10.  Income Taxes

     The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

                                                                                      Year Ended
                                                                                     December 31,
                                                                              ---------------------------
                                                                                 1998            1997

     Income tax (benefit) at statutory federal rates                          $(1,901,296)   $(1,019,541)
     State tax (benefit) net of federal tax benefit                              (271,614)      (145,649)
     Goodwill amortization                                                         62,598         62,598
     Non-deductible compensation                                                   26,000              -
     Other permanent differences                                                   11,601         12,400
     Increase in valuation allowance                                            2,072,711      1,090,192
                                                                              ------------   ------------

                                                                              $         -    $         -
                                                                              ------------   ------------

     The components of the net deferred income tax asset (liability) are as follows:

                                                                                       December 31,
                                                                              --------------------------------
                                                                                  1998               1997

     Tax loss carryforwards (book basis)                                        $ 4,156,097        $2,083,386
     Deferred tax assets
        Uniform tax cost capitalization                                             319,749           389,676
        Non-compete agreement                                                       211,576           165,484
        Inventory reserves                                                          142,400           173,542
        Other deferred tax assets                                                    85,407            66,712
                                                                              --------------    --------------

                                                                                  4,915,229         2,878,800
     Deferred tax liability - tax in excess of book depreciation                    (38,218)          (37,026)
                                                                              --------------    --------------

     Net deferred tax asset and loss carryforward                                 4,877,011         2,841,774
     Valuation allowance                                                         (4,877,011)       (2,841,774)
                                                                              --------------    --------------

                                                                              $           -   $             -
                                                                              --------------    --------------

     A full valuation allowance has been established against the Company's net deferred tax asset and loss carryforwards due to the uncertainty about the realizability of the tax benefits related to such items. During 1998, $37,474 of the valuation allowance was applied against the decrease in net deferred tax assets (excluding loss carryforwards) and an additional $2,072,711 of valuation allowance was recorded against the 1998 loss carryforward.

     The Company's tax loss carryforwards, which begin to expire in 2011, totaled approximately $8,600,000 and $3,300,000 at December 31, 1998 and 1997, respectively.

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------

11.  Note Receivable

     The Company had a note receivable outstanding from the former majority shareholder in the amount of $66,850 plus accrued interest of $18,586 as of December 31, 1997. This note bore interest at 9% and was repaid in full (including all accrued interest in 1998) upon full satisfaction of amounts due under the Senior Subordinated Installment Promissory Note (see Note
     8).

12.  Commitments and Contingencies

     The Company has operating leases for its manufacturing facility and office space which expire July 31, 2000 and include a five-year extension option as well as options to terminate the current lease if a larger facility is needed. Rental expense was $222,931 and $219,900 for the years ended December 31, 1998 and 1997, respectively.

     The Company also leases certain test equipment under capital leases. These leases are collateralized by the related equipment. Future minimum lease payments under noncancelable leases are as follows:

                                                       Operating     Capital
      Fiscal year                                        leases       leases

          1999                                          $221,200    $  89,626
          2000                                           102,375       61,808
          2001                                            14,588       13,547
                                                       ----------   ----------

                                                        $338,163     $164,981
                                                       ----------

     Interest portion                                                 (19,527)
                                                                    ----------

     Present value of capital lease obligations                      $145,454
                                                                    ----------

     The Company is involved in several claims in the ordinary course of business. Management believes the resolution of these outstanding claims will not have a material impact on the financial position, results of operations or cash flows of the Company.

13.  Subsequent Events

     On January 27, 1999, the Company increased the number of authorized shares of common stock from 10,000,000 to 30,000,000. Concurrent with this change, the Company sold 1,431,333 shares of common stock and warrants to purchase up to an additional 8,719,225 shares of common stock to Sinclair Broadcast Group Inc. ("Sinclair") for aggregate proceeds of $4,300,000. The warrants carry exercise prices ranging from $3.00 to $6.00 per share and expire in two to seven years. As a condition of the transaction, Sinclair has the right to appoint three of the Company's five directors. Transaction costs of approximately $520,000 were incurred in connection with this transaction. The Company utilized $1,031,780 of the proceeds from this transaction to redeem the Series A Preferred Stock as described in Note 9.