Form 10QSB
period 1999-03-31
ACRODYNE COMMUNICATIONS INC
filed 1999-05-17
CIK 883296

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                             Commission file number
                                    0-24886

                         ACRODYNE COMMUNICATIONS, INC.
       (Exact name of small business issuer as specified in its charter)

        Delaware                                       11-3067564
        --------                                       ----------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)

        516 Township Line Road
        Blue Bell, Pennsylvania                        19422
        -----------------------                        -----
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,769,523 shares of common stock of Acrodyne Communications, Inc. were outstanding on May 7, 1999.

                         ACRODYNE COMMUNICATIONS, INC.

                                     INDEX
                                     -----

                                                                            Page
                                                                            No.
                                                                            ---


PART I.  FINANCIAL INFORMATION:

     Consolidated Balance Sheet at March 31, 1999 (unaudited) and
            December 31, 1998..................................................2

     Consolidated Statement of Operations for the Three Months Ended

           March 31, 1999 and 1998 (unaudited).................................3

     Consolidated Statement of Cash Flows for the Three Months Ended
           March 31, 1999 and 1998
           (unaudited).........................................................4

     Notes to Consolidated Financial Statements (unaudited)....................5

     Management's Discussion and Analysis of Financial Condition and Results
           of Operations.......................................................6

PART II.  OTHER INFORMATION, AS APPLICABLE....................................15

SIGNATURES....................................................................16

Acrodyne Communications, Inc.
Consolidated Balance Sheet
(Unaudited)
-------------------------------------------------------------------------------------------------
                                                                      March 31,       December 31
                                Assets                                    1999               1998
                                                                          ----               ----
Current assets:
   Cash and cash equivalents                                         $ 1,587,727       $  963,695
   Accounts receivable, net of allowance for doubtful accounts         2,300,868        1,497,197
   Inventories                                                         4,747,867        4,325,445
   Prepaid expenses and deposits                                         115,576          170,958
                                                                     -----------      -----------
          Total current assets                                         8,752,038        6,977,295

Property, plant and equipment, net                                       487,258          504,469
Non-compete agreement, net                                               417,072          435,822
Goodwill, net                                                          4,016,583        4,055,707
                                                                     -----------      -----------
          Total assets                                               $13,672,951      $11,973,293
                                                                     ===========      ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt                                 $    75,630      $    75,630
   Borrowings under Line of Credit                                     1,000,000        1,275,000
   Accounts payable                                                    1,177,789        2,119,604
   Accrued expenses                                                      524,558          386,363
   Customer advances                                                     165,391          161,418
                                                                     -----------      -----------
          Total current liabilities                                    2,943,368        4,018,015

Long-term debt                                                            53,164           69,824
Non-compete liability                                                    709,412          712,168
                                                                     -----------      -----------
          Total liabilities                                            3,705,944        4,800,007
                                                                     ===========      ===========

Shareholders' equity:
Preferred Stock Series "A" par value $ 1.00                                - 0 -          326,530
   8% Redeemable Convertible Preferred Stock Preferred stock, par value $1.00; 1,000,000 shares authorized,
   8% Convertible Redeemable Preferred Stock                               6,500            6,500
Common stock, par value $.01; 35,000,000 shares
   authorized, 5,331,670 shares issued and outstanding                    67,695           53,317
   on December 31, 1998, and 6,769,523 on March 31,1999
   Additional paid-in capital                                         20,807,822       17,720,449
Accumulated deficit                                                  (10,915,010)     (10,933,510)
                                                                     -----------      -----------
          Total liabilities and shareholders' equity                 $13,672,951      $11,973,293
                                                                     ===========      ===========


                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated Statement of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                               Three Months Ended March 31,
                                                  1999              1998
                                                  ----              ----
Net Sales                                      $ 3.023.092      $ 3,163,975
Cost of Sales                                    1,931,349        2,133,438
                                               -----------      -----------
        Gross Profit                             1,091,743        1,030,537
                                               -----------      -----------

Operating Expenses:
        Engineering, R & D                         224,479          219,437
        Selling                                    351,192          337,836
        Administration                             428,112          385,434
        Amortization of intangibles                 57,874           57,874
                                               -----------      -----------
           Total operating expenses              1,061,657        1,000,581
                                               -----------      -----------

Operating Profit                               $    30,086      $    29,956

Other income (expense)

        Interest expense, net                       11,919            5,674
        Other income, net                             (332)           - 0
Net income                                          18,499           35,630

Dividend on 8% Convertible Redeemable              (14,028)         (14,028)
        Preferred Stock
Net income applicable to common shares         $     4,471      $    21,602
                                               ===========      ===========

Net income per common share basic              $    0.0006      $     0.004
                                               ===========      ===========

Weighted average shares outstanding basic        6,769,523        5,314,270
                                               ===========      ===========

Net income per common share diluted            $    0.0006      $     0.004
                                               ===========      ===========

Weighted average shares outstanding diluted      6,320,572        5,528,805
                                               ===========      ===========



                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated Statement of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                     Three Months Ended March 31,
                                                                        1999             1998
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $    18,499      $    35,630
   Adjustments to reconcile net income to net cash used
      in operating activities:,
        Depreciation and amortization                                    110,610          110,015
Changes in assets and liabilities:
            Accounts receivable                                         (803,671)        (232,662)
            Inventories                                                 (422,422)        (700,922)
Prepaids and deposits                                                     55,382          (14,569)
            Accounts payable                                            (941,815)        (750,674)
            Accrued expenses                                             138,195          (93,699)
            Customer advances                                              3,973         (130,707)
                                                                     -----------      -----------
                Net cash used in operating activities                 (1,841,249)      (1,790,240)
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                (30,922)        (144,937)
                                                                     -----------      -----------
                Net cash used in investing activities                    (30,922)        (144,937)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from warrant exercise                                          - 0 -           93,379
   Redemption of preferred stock, series A                            (1,030,780)           - 0 -
   Proceeds from line of credit borrowings                              (275,000)         500,000
   Dividends on convertible preferred stock, net                         (14,028)         (50,402)
   Capital leases repayments                                             (16,659)         (23,039)
   Repayments on other borrowings and non-compete liability               (2,756)          (6,724)
                                                                     -----------      -----------
                Net cash provided by financing activities              2,496,203          310,714
                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents                     624,032       (1,624,463)
Cash and cash equivalents at beginning of period                         963,695        3,921,544
                                                                     -----------      -----------
Cash and cash equivalents at end of period                           $ 1,587,727      $ 2,297,081
                                                                     ===========      ===========

Supplemental cash flow information:
   Cash paid for interest                                            $    26,734           33,702



                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and its subsidiaries (collectively "Acrodyne") at March 31, 1999 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by management. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at March 31, 1999, and the results of operations

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.   Inventories

     Inventories comprise:
                                                   March 31,      December 31,
                                                     1999            1998
                                                     ----            ----

     Raw materials                                $2,872,237      $2,779,646
     Work in process                               1,580,350         576,973
     Finished goods                                  295,280       1,324,826
                                                  ----------      ----------
                                                  $4,747,867      $4,325,445
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

OVERVIEW
--------

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

ACRODYNE PRODUCTS AND SERVICES.
Acrodyne designs, manufactures and markets digital and analog television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions. The useful life of a television transmitter or translator is approximately 20 years. Acrodyne's television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design which permits Acrodyne to respond to specific customer requests. Acrodyne classifies its transmitters into two categories based upon their power output. Lower power transmitters and higher power transmitters each transmit signals in both UHF and VHF frequency bands. The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen. Each transmitter permits the sender to broadcast over one channel, except in the case of adjacent channel assignments, for which the broadcaster transmits two television signals on adjacent channels, one analog and one digital.

All of Acrodyne's television transmitters feature enhanced linear amplifiers. Such units feature easy to read diagnostic displays and meters which clearly indicate a unit's operating condition. Units automatically shut down for self-protection if out-of-tolerance conditions are encountered. The Company believes that Acrodyne's television transmitters are relatively easy to maintain since they utilize common modules and parts. Other operating features include full remote control. Telemetry and status functions, and a modular design which allows for cost-effective expansion to higher output power levels.

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

The Acrodyne Renaissance Series (ARS) of transmitters

Affordability and Scalability
The FCC allows that every DTV transmitter turned on for broadcasting today has the option to transmit an effective radiated power as high as 50 kW. This translates to a transmitter power of about 2.5 kW. At some future date, most DTV broadcasters will be allowed to upgrade to 1MW, a 20 times increase in effective radiated power and transmitter power. The approach taken by Acrodyne in the make-up of its line of high power DTV transmitters conforms to the minimum power option now and the escalated power in the future. The present power requirement is met by the purchase and installation of the driver section of a high power transmitter. The driver, permanently installed with no obsolescence is complemented by the purchase and installation of the high power amplifier in the future when higher power becomes authorized. This scalability option saves the broadcaster from investing in the complete high power transmitter at the beginning of his DTV experience. Money saved by not spending now could earn a significant amount toward the purchase of the high power amplifier at the future full-power date. The affordability offered by this plan is meant to help broadcasters get started.

Reliability
Reliability is enhanced by the recent introduction of built-in microprocessor monitoring of all essential transmitter and antenna transmission line subsystem performance. (The first delivered microprocessor monitored transmitter is the ACT transmitter at KCPT). Common modem interfacing through a telephone line allows Acrodyne and station personnel to monitor the transmitter and antenna performance on a remote personal computer with software provided by Acrodyne. Built-in diagnostics provide for remote delayed troubleshooting by analyzing data captured at the moment of a failure. It also allows for constant remote monitoring of normal performance. The purpose of the microprocessor is restricted to provide meaningful monitoring of transmitter and antenna behavior and specifically not used to control anything.

The notions of affordability, reliability and scalability translate to the Acrodyne Renaissance Series (ARS). This line has been totally restyled using the most modern cabinetry available. The built-in computer based touch-screen and modem provide for complete local and remote, but friendly access to monitored data. This project has been completed and the product line is available.

RESULTS OF OPERATIONS
---------------------

The following compares the Company's summary results of operations for the three months ended March 31, 1999 and 1998.

                                                 Three Months Ended
                                                      March 31,
                                                     (Unaudited)
                                             1999                   1998
                                             ----                   ----

Net Sales                                 $3,023,092            $3,163,975
Cost of Sales                              1,931,349             2,133,438
                                           ---------             ---------
         Gross Profit                      1,091,743             1,030,537
Operating Expenses                         1,061,657             1,000,581
                                           ---------             ---------
Operating profit                              30,086                29,956
                                              ======                ======


Net sales for the three months ended March 31, 1999 showed a decrease of, approximately 4.5% over net sales for the three months ended March 31, 1998. Management believes that the issuance of final channel allocations relative to Digital Television by the Federal Communications Commission was a significant factor in the stability of sales volume from year to year, although actual volume is still less than forecasted volume the Company's margin on sales increased to 36.11% in the three months ended March 31, 1999, from 32.57% for the three months ended March 31, 1998. This increase is directly attributable to the sale of two High Power transmitters, an Acrodyne model number AU120D ,120kW UHF TV Transmitter and an Acrodyne model number AU60D, 60kW UHF TV Transmitter, shipped in the first quarter, which are less labor intensive and which produced higher margins.

Operating expenses for the three months ended March 31, 1999 increased 6.1% to $1,061,657 from $1,000,581 for the three months ended March 31, 1998. The increase relates to administrative expense associated with additions in key personnel. Interest expense decreased from $33,702 at March 31, 1998 to $26,734 at March 31, 199 mainly due to the interest associated with the payment of the Senior Subordinated Note.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, Acrodyne has financed its activities primarily from operations, borrowings and equity transactions and more recently through investment transactions such as the Sinclair Investment. At March 31, 1999 the Company's working capital increased by $2,849,390 to $5,808,670 as compared to $2,959,280 at December 31, 1998, mainly from the increase in Accounts Receivable and Inventories and a decrease in Accounts Payable.

Accounts receivable at March 31, 1999 were $2,300,868 and reflected a $803,671 increase from December 31, 1998. This increase is due to the favorable credit terms associated with the sale of the High Power transmitters sold in the first quarter. The Company deviated from its standard credit terms as an inducement to its customers. This practice, along with open account terms for government contracts, the acceptance of letters of credit from customers and transactions with leasing companies put a further strain on the Company's cash reserves. The majority of the Company's sales of domestic transmitters require payment of a non-refundable 30% deposit at the time of placing the order, 40% to 60% prior to shipment and 10% to 30% net thirty days after shipment. The Company continues to require an irrevocable letter of credit on international orders.

Inventories, net of reserves, in the amount of $360,000 increased to $4,747,867 at March 31, 1999 from $4,325,445 at December 31, 1998 due to slower than anticipated shipments in the first quarter, principally relating to delay in purchasing of Digital transmission equipment by broadcasters. The Company's strategy has been to build up its inventories in an attempt to provide quick turnaround to strengthen its market position and to acquire higher volume in purchasing to take advantage of discount opportunities. The monetary exchange issues and the unsettled economic environment, internationally, may have an impact on bookings and sales for the balance of 1999.

In the third quarter of 1998 the Company and Acrodyne, as co-borrowers, established a new $2,000,000 credit facility arrangement with a bank for working capital purposes to replace its then existing bank credit facilities. The new facility is now available on a standard formula basis involving qualified Accounts Receivable and Inventory and contain certain covenants having to do with financial ratios such as working capital and their debt to equity ratio. As of December 31, 1998 the Company was not in compliance with the terms of the line of credit with respect to their working capital ratio. The Company has obtained a waiver for the 1998 event of default and has restructured its loan agreement for 1999. The new credit facility is collateralized by the assignment of a certificate of deposit in the amount of $750,000, maintained at the bank. The interest rate of this facility is the bank's prime rate plus 1.5% on borrowings up to $750,000 and at the bank's prime rate in excess of $750,000. Borrowings under the line of credit totaled $1,275,000 and $1,000,000 at December 31, 1998 and March 31, 1999, respectively. As of May 7, 1999 the borrowings totaled $1,500,000.

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

The Company will need no provision for federal income tax, in that the tax loss carryforwards, which begin to expire in 2011, totaled approximately $8,600,000 and $3,300,000 at December 31, 1998 and 1997, respectively.

Significant Events

Sinclair Investment
-------------------

On January 27, 1999 Sinclair Broadcast Group ("Sinclair") acquired a significant equity interest in Acrodyne.

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

From the net proceeds of the transaction, $1,031,780 was used to retire all Series A 8% Redeemable Convertible Preferred Stock issued in September 1998 to the Scorpion/New Light investment group; $1,000,000 has been set aside to fund a new research and development program; and the balance has been used to fund working capital needs and general corporate purposes.

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

As an additional condition to the Investment Agreement, on January 27, 1999, Acrodyne and Mr. Mancuso entered into an employment agreement to retain the services of Mr. Mancuso as President and Chief Executive Officer of Acrodyne.

Amendments to Stock Options
---------------------------

In 1997, the Board of Directors approved the Company's 1997 stock option plan with authorization to grant options with respect to an aggregate of up to 450,000 shares of the Company's common stock. On January 20, 1998 the stock option plan was amended to add another 200,000 shares of the Company's common stock. On June 8, 1998, the Board of Directors approved the granting of options for 450,000 shares at an option price of $4.50 per share. On June 16, 1998, in a response to the decline in public market price of Acrodyne's securities and the public stock markets generally, the Board resolved to reprice such options to $3.00 per share. The plan was further amended on November 19, 1998 to make options exercisable for 10 years from the date of grant. The total grants from the 1997 Stock Option Plan in 1998 were 475,000. In January 1999, Mr. Mancuso received 175,000 stock options from the 1997 Stock Option Plan, at an exercise price of $3.88 for his 1999 Employment Agreement.

In consideration for advisory services related to the Acrodyne acquisition, the Company sold warrants to Alchemy Capital to purchase 170,000 shares of common stock at an exercise price of $3.00 per share on October 24, 1994. As of December 31, 1997, 20,000 of these warrants had been exercised, raising net proceeds of $60,000. As a result of common stock issuances by the Company during 1997, the conversion price for warrants were reduced to $2.73. During 1998 13,000 warrants were exercised at $2.73. A cashless exercise was also executed which converted 5,600 warrants into 4,400 shares of common stock. In the first quarter of 1999, 13.480 warrants were converted into 6,520 shares of common stock. There are 117,920 warrants remaining as of March 31, 1999.

Changes in Securities and use of Proceeds

Two forms of 8-K/SB which are attached as exhibits to this quarterly report are incorporated by reference and provide the necessary information covered under this item.

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

Submission of matters to Vote of Security Holders

At a special meeting, on January 27, 1999, the shareholders of Acrodyne voted in favor of three proposals. In the first proposal the majority of the shareholders present at the meeting voted for the investment in Acrodyne by Sinclair. In the second proposal, the majority of shareholders present at the meeting voted for an amendment to Acrodyne's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 35,000,000. And in the third proposal the majority of shareholders present at the meeting voted for the election of five directors to Acrodyne's Board of Driectors, three of which have been nominated by Sinclair and two of which were nominated by the president of Acrodyne.

For the first proposal, 3,642,082 votes cast were in favor, 27,797 votes cast were against and 8,209 abstained. For the second proposal, 5,339,215 votes cast were in favor, 114,537 votes cast were against and 10,029 abstained. For the third proposal, 5,426,719 votes were in favor, no votes cast were against and 37,062 abstained for all five nominees.

Year 2000
During 1998, Management of the Company and their staff completed their assessment of the various computer software and hardware used in connection with ongoing operations. This review indicated that significantly all of the computer programs used by the Company are off the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. Management began to upgrade those systems during the last quarter of 1998 and into the first quarter of 1999,and at present are Year 2000 compliant. To date, Management is not aware of any external agent that would materially impact the results of operation, liquidity or capital. However, Management has no means of ensuring that external agents will be Year 2000 compliant.

ACRODYNE COMMUNICATIONS, INC.
PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-KSB
         ----------------------------------
         (a)  Form 8-KSB was filed on November 23, 1998.

         (b) Form 8-KSB was filed on May 5, 1999 and was further amended on Form 8KSB/A on May 13, 1999.

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

                                       Acrodyne Communications, Inc.
                                       -----------------------------
                                       (Registrant)


Date:  May 13, 1999                    /s/ A. Robert Mancuso
                                       ------------------------------
                                           A. Robert Mancuso
                                           President and CEO