Form 10QSB/A
period 1999-03-31
ACRODYNE COMMUNICATIONS INC
filed 1999-06-03
CIK 883296

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 6,769,523 shares of common stock and 6,500 shares of Preferred Stock of Acrodyne Communications, Inc. were outstanding on May 7, 1999.

                          ACRODYNE COMMUNICATIONS, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

PART I.  FINANCIAL INFORMATION:

      Consolidated Balance Sheet at March 31, 1999 (unaudited) and
             December 31, 1998.................................................2

      Consolidated Statement of Operations for the Three Months Ended
            March 31, 1999 and 1998 (unaudited)................................3

      Consolidated Statement of Cash Flows for the Three Months Ended
            March 31, 1999 and 1998 (unaudited)................................4

      Notes to Consolidated Financial Statements (unaudited)...................5

      Management's Discussion and Analysis of Financial Condition and Results
            of Operations......................................................6

PART II.  OTHER INFORMATION, AS APPLICABLE....................................15

SIGNATURES....................................................................16

Acrodyne Communications, Inc.
Consolidated Balance Sheet
(Unaudited)
--------------------------------------------------------------------------------

                                                                                 March 31,       December 31
                                                                                   1999             1998
                                                                                   ----             ----
                                     Assets

Current assets:
  Cash and cash equivalents                                                     $  1,587,727    $    963,695
   Accounts receivable, net of allowance for doubtful accounts                     2,300,868       1,497,197
   Inventories                                                                     4,747,867       4,325,445
   Prepaid expenses and deposits                                                     115,576         170,958
                                                                                ------------    ------------
          Total current assets                                                     8,752,038       6,977,295

Property, plant and equipment, net                                                   487,258         504,469
Non-compete agreement, net                                                           417,072         435,822
Goodwill, net                                                                      4,016,583       4,055,707
                                                                                ------------    ------------
         Total assets                                                           $ 13,672,951    $ 11,973,293
                                                                                ------------    ------------

                      Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt                                            $     75,630    $     75,630
   Borrowings under Line of Credit                                                 1,000,000       1,275,000
   Accounts payable                                                                1,177,789       2,119,604
   Accrued expenses                                                                  524,558         386,363
   Customer advances                                                                 165,391         161,418
                                                                                ------------    ------------
           Total current liabilities                                               2,943,368       4,018,015

Long-term debt                                                                        53,164          69,824
Non-compete liability                                                                709,412         712,168
                                                                                ------------    ------------
           Total liabilities                                                       3,705,944       4,800,007
                                                                                ------------    ------------
Shareholders' equity:
Preferred Stock Series "A" par value $ 1.00                                              -0-         326,530
   8% Redeemable Convertible Preferred Stock
Preferred stock, par value $1.00; 1,000,000 shares authorized,
   8% Convertible Redeemable Preferred Stock                                           6,500           6,500
Common stock, par value $.01; 35,000,000 shares
   authorized, 5,331,670 shares issued and outstanding                                67,695          53,317
   on December 31, 1998, and 6,769,523 on March 31,1999
   Additional paid-in capital                                                     20,807,822      17,720,449
Accumulated deficit                                                              (10,915,010)    (10,933,510)
                                                                                ------------    ------------
           Total liabilities and shareholders' equity                           $ 13,672,951    $ 11,973,293
                                                                                ============    ============

                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated Statement of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                               Three Months Ended March 31,
                                                   1999          1998
                                                   ----          ----

Net Sales                                        $3.023.092      $3,163,975
Cost of Sales                                     1,931,349       2,133,438
                                                 ----------      ----------
           Gross Profit                           1,091,743       1,030,537
                                                 ----------      ----------


Operating Expenses:

           Engineering, R & D                       224,479         219,437
           Selling                                  351,192         337,836
           Administration                           428,112         385,434
           Amortization of intangibles               57,874          57,874
                                                 ----------      ----------
             Total operating expenses             1,061,657       1,000,581
                                                 ----------      ----------

Operating Profit                                    $30,086         $29,956

Other income (expense)
           Interest expense, net                     11,919           5,674
           Other income, net                           (332)          - 0
Net income                                           18,499          35,630

Dividend on 8% Convertible Redeemable               (14,028)        (14,028)
           Preferred Stock
Net income applicable to common shares              $ 4,471         $21,602
                                                 ==========      ==========

Net income per common share basic                   $0.0006          $0.004
                                                 ==========      ==========

Weighted average shares outstanding basic         6,769,523       5,314,270
                                                 ==========      ==========

Net income per common share diluted                 $0.0006          $0.004
                                                 ==========      ==========

Weighted average shares outstanding diluted       6,320,572       5,528,805
                                                 ==========      ==========

                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
(Consolidated Statement of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                Three Months Ended March 31,
                                                                                    1999            1998
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $ 18,499         $35,630
   Adjustments to reconcile net income to net cash used
      in operating activities:,
        Depreciation and amortization                                                110,610         110,015
Changes in assets and liabilities:
           Accounts receivable                                                      (803,671)       (232,662)
           Note Receivable                                                                 0          (1,504)
           Inventories                                                              (422,422)        (76,468)
Prepaids and deposits                                                                 55,382         (91,164)
           Accounts payable                                                         (941,815)       (128,608)
           Accrued expenses                                                          138,195         (68,448)
           Customer advances                                                           3,973         (28,590)
                                                                                  ----------      ----------
             Net cash used in operating activities                                (1,841,249)       (481,799)
                                                                                  ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                            (30,922)              0
                                                                                  ----------
             Net cash used in investing activities                                   (30,922)              0
                                                                                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock, net                                            3,835,426               0
   Redemption of preferred stock, series A                                        (1,030,780)              0
   Proceeds from line of credit borrowings                                          (275,000)              0
   Dividends on convertible preferred stock, net                                     (14,028)        (14,028)
   Payments on promissory notes                                                            0         (67,500)
   Capital leases repayments                                                         (16,659)        (26,829)
   Repayments on other borrowings and non-compete liability                           (2,756)         (2,577)
                                                                                  ----------      ----------
             Net cash provided by financing activities                             2,496,203        (110,934)
                                                                                  ----------      ----------

Net  increase (decrease) in cash and cash equivalents                                624,032        (592,733)
Cash and cash equivalents at beginning of period                                     963,695       3,011,294
                                                                                  ----------      ----------
Cash and cash equivalents at end of period                                        $1,587,727      $2,418,561
                                                                                  ==========      ==========

Supplemental cash flow information:
   Cash paid for interest                                                         $   26,734          29,482


                 See notes to consolidated financial statements

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and its subsidiaries (collectively "Acrodyne") at March 31, 1999 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by management. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.   Inventories

     Inventories comprise:

                                           March 31,         December 31,
                                             1999               1998
                                             ----               ----

     Raw materials                        $2,872,237         $2,779,646
     Work in process                       1,580,350            576,973
     Finished goods                          295,280          1,324,826
                                          $4,747,867         $4,325,445
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

THE COMPANY. The business of Acrodyne Communications, Inc. (formerly Acrodyne Holdings, Inc.), a Delaware corporation (the "Company"), is conducted through its sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne"). Acrodyne was acquired by the Company on October 24. Prior thereto, the Company had no operations. The Company changed its name to Acrodyne Communications, Inc. on June 9, 1995.

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

All of Acrodyne's television transmitters feature enhanced linear amplifiers. Such units feature easy to read diagnostic displays and meters which clearly indicate a unit's operating condition. Units automatically shut down for self-protection if out-of-tolerance conditions are encountered. The Company believes that Acrodyne's television transmitters are relatively easy to maintain since they utilize common modules and parts. Other operating features include full remote control telemetry and status functions, and a modular design which allows for cost-effective expansion to higher output power levels.

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

The Acrodyne Renaissance Series (ARS) of transmitters

Affordability and Scalability
-----------------------------
The FCC allows every DTV transmitter turned on for broadcasting today the option to transmit an effective radiated power as high as 50 kW. This translates to a transmitter power of about 2.5 kW. At some future date, most DTV broadcasters will be allowed to upgrade to 1MW, which will allow for a 20 times increase in effective radiated power and transmitter power. The approach taken by Acrodyne in the make-up of its line of high power DTV transmitters conforms to the minimum power option now and the escalated power in the future. The present power requirement is met by the purchase and installation of the driver section of a high power transmitter. The driver, permanently installed with no obsolescence is complemented by the purchase and installation of the high power amplifier in the future when higher power becomes authorized. This scalability option saves the broadcaster from investing in the complete high power transmitter at the beginning of his DTV experience. Money saved by not spending now may provide for earning a significant amount toward the purchase of the high power amplifier at the future full-power date. The affordability offered by this plan is meant to help broadcasters get started.

Reliability
-----------

Reliability is enhanced by the recent introduction of built-in microprocessor monitoring of all essential transmitter and antenna transmission line subsystem performance. (The first delivered microprocessor monitored transmitter is the ACT transmitter at KCPT). Common modem interfacing through a telephone line allows Acrodyne and station personnel to monitor the transmitter and antenna performance on a remote personal computer with software provided by Acrodyne. Built-in diagnostics provide for remote delayed troubleshooting by analyzing data captured at the moment of a failure. It also allows for constant remote monitoring of normal performance. The purpose of the microprocessor is restricted to provide meaningful monitoring of transmitter and antenna behavior. It is specifically not used as a Control mechanism.

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
                                 ======                     ======


Net sales for the three months ended March 31, 1999 showed a decrease of, approximately 4.5% over net sales for the three months ended March 31, 1998. Management believes that the issuance of final channel allocations relative to Digital Television by the Federal Communications Commission was a significant factor in the stability of sales volume from year to year, although actual volume is still less than the Company's forecasted volume. The Company's margin on sales increased to 36.11% in the three months ended March 31, 1999, from 32.57% for the three months ended March 31, 1998. This increase is directly attributable to the sale of two High Power transmitters, an Acrodyne model number AU120D ,120kW UHF TV Transmitter and an Acrodyne model number AU60D, 60kW UHF TV Transmitter, shipped in the first quarter, which were less labor intensive and thus produced higher margins.

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



Significant Events

Sinclair Investment.
--------------------

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

Amendments to the Stock Options
-------------------------------

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

In consideration for advisory services related to the Acrodyne acquisition, the Company sold warrants to Alchemy Capital to purchase 170,000 shares of common stock at an exercise price of $3.00 per share on October 24, 1994. As of December 31, 1997, 20,000 of these warrants had been exercised, raising net proceeds of $60,000. As a result of common stock issuances by the Company during 1997, the conversion price for warrants were reduced to $2.73. During 1998 13,000 warrants were exercised at $2.73. A cashless exercise was also executed which converted 5,600 warrants into 4,400 shares of common stock. In the first quarter of 1999, 13,480 warrants were converted into 6,520 shares of common stock. There are 117,920 warrants remaining as of March 31, 1999.

Submission of matters to Vote of Security Holders

At a special meeting, on January 27, 1999, the shareholders of Acrodyne voted in favor of three proposals. In the first proposal the majority of the shareholders present at the meeting voted for the investment in Acrodyne by Sinclair. In the second proposal, the majority of shareholders present at the meeting voted for an amendment to Acrodyne's Certificate of Incorporation to increase the number of authorized shares of Common Stock form 10,000,000 to 35,000,000. And in the third proposal the majority of shareholders present at the meeting voted for the election of five directors to Acrodyne's Board of Directors, three of which have been nominated by Sinclair and two of which were nominated by the president of Acrodyne.

For the first proposal, 3,642,082 votes cast were in favor, 27,797 votes cast were against and 8,209 abstained. For the second proposal, 5,339,215 votes cast were in favor 114,537 votes cast were against and 10,029 abstained. For the third proposal, 5,426,719 votes were in favor, no votes cast were against, and 37,062 abstained for all five nominee.

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

Year 2000

During 1998, Management of the Company and their staff completed their assessment of the various computer software and hardware used in connection with ongoing operations. This review indicated that significantly all of the computer programs used by the Company are off the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. Management began to upgrade those systems during the last quarter of 1998 and into the first quarter of 1999, and at present are Year 2000 compliant. To date, Management is not aware of any external agent that would materially impact the results of operation, liquidity or capital. However, Management has no means of ensuring that external agents will be Year 2000 compliant.

ACRODYNE COMMUNICATIONS, INC.
PART II. OTHER INFORMATION

------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-KSB
         ----------------------------------

                  Exhibits
                  --------

         (a) Form 8-KSB was filed on May 5, 1999 and was further amended on Form 8KSB/A on May 13, 1999.
         (b)      Form 8-KSB filed on January 27, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Acrodyne Communications, Inc.
                                            -----------------------------
                                            (Registrant)

Date:  May 17, 1999                         /s/ A. Robert Mancuso
                                            -----------------------------
                                                   A. Robert Mancuso
                                                   President and CEO