Form 10QSB
period 1999-06-30
ACRODYNE COMMUNICATIONS INC
filed 1999-08-16
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

        Issuer's telephone number: 215-542-7000


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 6,769,523 shares of common stock and 6,500 shares of Preferred Stock of Acrodyne Communications, Inc. were outstanding on July 21, 1999.

                          ACRODYNE COMMUNICATIONS, INC.

                                      INDEX

                                                                                                              Page
                                                                                                              No.
PART I.  FINANCIAL INFORMATION:

            Consolidated Balance Sheet at June 30, 1999 (unaudited) and
                   December 31, 1998............................................................................2

            Consolidated Statement of Operations for the Six Months Ended
                  June 30, 1999 and 1998 (unaudited)............................................................3

            Consolidated Statement of Cash Flows for the Six Months Ended June
                  30, 1999 and 1998
                  (unaudited)...................................................................................4

            Notes to Consolidated Financial Statements (unaudited)..............................................5

            Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.................................................................................6

PART II.  OTHER INFORMATION, AS APPLICABLE.....................................................................11

SIGNATURES.....................................................................................................13

Acrodyne Communications, Inc.
Consolidated Balance Sheet     (Unaudited)

                                                                            June 30,           December 31,
                                                                              1999                 1998
                                   Assets
Current assets:
     Cash and cash equivalents                                          $  1,721,415         $    983,695
     Accounts receivable, net of allowance for doubtful accounts           1,516,044            1,497,197
     Inventories                                                           5,934,487            4,325,445
     Prepaid expenses and deposits                                            71,596              170,958
                                                                        ------------         ------------
          Total current assets                                             9,243,542            6,977,295

Property, plant and equipment, net                                           522,139              504,469
Non-compete agreement, net                                                   398,322              435,822
Goodwill, net                                                              3,977,459            4,055,707
                                                                        ------------         ------------
          Total assets                                                    14,141,462           11,973,293
                                                                        ============         ============
                    Liabilities and Shareholders' Equity
Current Liabilities:
     Current portion of long-term debt                                        75,630               75,630
     Borrowings under Credit Line                                          1,600,000            1,275,000
     Accounts payable                                                      1,244,847            2,119,604
     Accrued expenses                                                        459,931              386,363
     Customer advances                                                       548,098              161,418
                                                                        ------------         ------------
          Total current liabilities                                        3,928,506            4,018,015

Long-term debt                                                                49,034               69,824
Non-compete liability                                                        706,594              712,168
                                                                        ------------         ------------
          Total liabilities                                                4,684,134            4,800,007
                                                                        ------------         ------------
Shareholders' equity:
     Preferred Stock Series "A" par value $1.00
        8% Preferred Redeemable Convertible Stock                                 --              326,530
     Preferred stock, par value $1.00
        8% Convertible Redeemable Preferred Stock                              6,500                6,500
Common stock, par value $.01; 35,000,000 shares authorized
 6,769,523 shares issued and outstanding on June 30, 1999                     67,695               53,317
 5,331,670 shares issued and outstanding on December 31, 1998
Additional paid-in-capital                                                20,779,766           17,720,449
Accumulated deficit                                                      (11,396,633)         (10,933,510)
                                                                        ------------         ------------
          Total liabilities and shareholders' equity                    $ 14,141,462         $ 11,973,293
                                                                        ============         ============


See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated Statement of Operations     (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                    1999               1998              1999               1998
                                                 -----------      -----------      -----------      -----------
Net Sales                                        $ 2,379,605      $ 3,431,505      $ 5,402,696      $ 6,595,480
Cost of Sales                                      1,594,169        2,108,935        3,525,518        4,242,373
                                                 -----------      -----------      -----------      -----------
     Gross Profit                                    785,436        1,322,570        1,877,178        2,353,107
                                                 -----------      -----------      -----------      -----------

Operating Expenses:
     Engineering, R & D                              211,912          208,339          436,391          427,777
     Selling                                         429,778          506,258          780,970          844,094
     Administration                                  526,317          470,760          954,429          856,194
     Amortization                                     57,874           57,874          115,748          115,748
                                                 -----------      -----------      -----------      -----------
          Total Operating Expenses                 1,225,881        1,243,231        2,287,538        2,243,813
                                                 -----------      -----------      -----------      -----------
Operating  Profit (Loss)                            (440,445)          79,339         (410,360)         109,294

Other Income (Expense)
     Interest Expense, Net                           (41,187)         (34,011)         (53,104)         (28,338)
     Other Income, Net                                     9              600              341              602
                                                 -----------      -----------      -----------      -----------
Net Income (Loss)                                   (481,623)          45,928         (463,123)          81,558
                                                 -----------      -----------      -----------      -----------

Dividend on 8% Preferred Stock                       (14,028)         (14,028)         (28,056)         (28,056)
                                                 -----------      -----------      -----------      -----------
Net Income (Loss) available to Common Shares        (495,651)          31,900         (491,179)          53,502
                                                 ===========      ===========      ===========      ===========

Net Income (Loss) per Common share basic         $   (0.0700)     $    0.0060      $   (0.0700)     $    0.0100
Weighted average shares outstanding basic          6,769,523        5,318,995        6,545,047        5,316,533
Net Income (Loss) per Common share diluted       $   (0.0700)     $    0.0060      $   (0.0700)     $    0.0100
Weighted average shares outstanding diluted        6,769,523        5,666,154        6,545,047        5,608,379


See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated statement of cash flows     (Unaudited)

                                                                    June 30,         Dec 31,
                                                                      1999            1998
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $  (463,123)     $    81,558
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                               222,431          225,310

Changes in assets and liabilities:
          Accounts receivable                                         (18,847)      (1,307,744)
          Inventories                                              (1,609,042)        (590,703)
          Note receivable                                              (3,009)
          Prepaid and deposits                                         99,362         (214,035)
          Accounts payable                                           (874,757)          48,986
          Accrued expenses                                             73,568          (34,922)
          Customer advances                                           386,680           17,522
                                                                  -----------      -----------
               Net cash used in operating activities               (2,183,728)      (1,777,037)

CASH FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment                           (124,353)         (45,949)
                                                                  -----------      -----------
               Net cash used in investing activities                 (124,353)         (45,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock, net                3,806,001           16,380
     Proceeds from the line of credit borrowings                      325,000        1,200,000
     Dividends on convertible preferred stock, net                    (28,056)         (28,056)
     Repurchase of 8% Conv. Preferred stock                        (1,030,780)
     Payments on promissory notes                                                     (135,000)
     Capital lease repayments                                         (20,790)         (55,523)
     Repayments on non-compete liability                               (5,574)          (5,152)
                                                                  -----------      -----------
               Net cash provided by financing activities            3,045,801          992,649

Net increase (decrease) in cash and cash equivalents                  737,720         (830,337)
Cash and cash equivalents at beginning of period                      983,695        3,011,294
                                                                  -----------      -----------
Cash and cash equivalents at end of period                        $ 1,721,415      $ 2,180,957
                                                                  ===========      ===========
Supplemental cash flow information:
     Cash paid for interest                                       $    62,805      $    53,705


See notes to consolidated financial statements

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements

1.  Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the "Company") and its subsidiaries (collectively "Acrodyne") at June 30, 1999 and the related consolidated statements of operations and of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by management. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at June 30, 1999, and the results of operations and cash flows for the three and six months ended June 30, 1999 and 1998 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.  Inventories

     Inventories comprise:
                             June 30, 1999                December 31, 1998

Raw materials                    $3,685,247                     $2,779,646
Work in process                     789,287                        576,973
Finished goods                    1,815,953                      1,324,826
Inventory reserves                 (356,000)                      (356,000)
                           =================               ================
                                  5,934,487                      4,325,445
                           =================               ================

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

4.  Sales to Related Parties

Sales to Sinclair Broadcast Group, Inc. amounted to $1,325,000 for the first six months of 1999. This represents 24.5% of the Company's total sales of $5,402,696. For the six months ended June 30, 1999. See also Management's Discussions and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


OVERVIEW

THE COMPANY. The business of Acrodyne Communications, Inc. (formerly Acrodyne Holdings, Inc.), a Delaware corporation (the "Company"), is conducted through its sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne"). Acrodyne was acquired by the Company on October 24, 1994. Prior thereto, the Company had no operations. The Company changed its name to Acrodyne Communications, Inc. on June 9, 1995.

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

SIGNIFICANT EVENTS On January 27, 1999 Sinclair Broadcast Group ("Sinclair") acquired a significant equity interest in the Company. Sinclair has made a cash infusion of $4.3 million in the Company in receipt of 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon the Company's achievement of increased product sales or sales of products with new technology. Sinclair has also acquired an additional 800,000 shares of the Company's common stock previously held by the Scorpion/New Light investment group. Sinclair now holds an aggregate of 2,231,333 shares of the Company, representing approximately 33% of the Company's issued common stock.

On June 15, 1999 the shareholders of the Company voted in favor of appointing Arthur Andersen LLP as the Company's independent accountant for the fiscal year ending December 31, 1999. The Company filed a Form 8-KSB with regard to this appointment on May 5, 1999 which is hereby incorporated by reference.

On June 15, 1999 the shareholders of the Company voted for the approval of the 1999 Long-Term Incentive Plan. 355,000 options were issued under the Long-Term Incentive Plan to various employees and directors. The options are either immediately exercisable or will become exercisable within the next two years.

RESULTS OF OPERATIONS

The following compares the Company's summary results of operations for the three and six months ended June 30,1999 to the three and six months ended June 30, 1998:

                                      Three Months Ended June 30,                            Six Months Ended June 30,
                                    1999                    1998                      1999                    1998
Net Sales                        $2,379,605     100%       $3,431,505    100%       $5,402,696    100%       $6,595,480    100%
Cost of Sales                     1,594,169      67%        2,108,935     61%        3,525,518     65%        4,242,373     64%
                            ----------------         -----------------        -----------------        -----------------
    Gross Profit                    785,436      33%        1,322,570     39%        1,877,178     35%        2,353,107     36%
                            ----------------         -----------------        -----------------        -----------------
Operating Expenses                1,225,881      52%        1,243,231     36%        2,287,538     42%        2,243,813     34%
Operating Profit (Loss)           (440,445)     -19%           79,339      2%        (410,360)     -8%          109,294      2%

Net sales for the three months ended June 30, 1999 showed a 31% decrease over net sales for the three months ended June 30, 1998. Management believes that the decrease is attributable to the delay in purchasing Digital transmission equipment by broadcasters, which has further caused a delay or disturbance in the routine purchasing of standard analog equipment. Additionally, nearly $1M of the orders scheduled to be shipped in the second quarter were rescheduled by customers to allow time for site preparation and other related construction matters to be completed. Although overall sales volume in dollars is down, the increase in High Power sales and new orders remain on the rise. The Company believes that this increase in High Power products is a result of its strategic alliance with Sinclair Broadcast, who has increased Acrodyne's national recognition and has improved Acrodyne's access to major customers.

The gross margin on sales decreased to 33% and 35% in the three and six months ended June 30, 1999, respectively from 39% and 36% in the three and six months ended June 30, 1998. This decrease is attributable to increased competitive pricing, thereby lowering sellprice levels industrywide.

Total Operating expenses decreased slightly to $1,225,881 for the three months ended June 30, 1999 from $1,243,231 for the same period in 1998. The six month comparison of operating expenses however, shows an increase of $43,725 from the six months ended June 30, 1998 to June 30, 1999. This increase is attributable to internal restructuring following the Sinclair investment. The restructuring will improve the Company's position in the current and future market place, and provide for the introduction of new products and improvement of customer satisfaction.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from operations, borrowings and equity transactions and more recently through investment transactions such as the Sinclair Investment. At June 30, 1999 the Company's working capital increased by $2,355,756 to $5,315,036 as compared to $2,959,280 at December 31, 1998, mainly from the increase in Inventories and a decrease in Accounts Payable.

Accounts receivable at June 30, 1999 were $1,516,044 and remained relatively constant from December 31, 1998. The Company has been deviating from its standard credit terms as an inducement to its customers. This practice, along with open account terms for government contracts, the acceptance of letters of credit from customers and transactions with leasing companies reduced the Company's cash reserves. The majority of the Company's sales of domestic transmitters require payment of a non-refundable 30% deposit at the time of placing the order, 40% to 60% prior to shipment and 10% to 30% net thirty days after shipment. The Company continues to require an irrevocable letter of credit on international orders.

Inventories, net of reserves, in the amount of $356,000 increased to $5,934,487 on June 30, 1999 from $4,325,445 at December 31, 1998 due to slower than anticipated shipments in the first and second quarters, mainly relating to the delay in purchasing of Digital transmission equipment by broadcasters, and a build up of needed components in anticipation of summer months shut down by critical vendors. The Company's strategy has been to build up its inventories in an attempt to provide quick turnaround to strengthen its market position and to acquire higher volume in purchasing to take advantage of discount opportunities.

As of June 30, 1999, the Company had a line of credit of $2,000,000. This facility required the Company to maintain a $750,000 certificate of deposit, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets. In August, the Company entered into a new credit facility ("Credit Facility") which provides for a $2,5000,000 line of credit. This credit facility bears interest at the lower of the Prime Rate minus 1/2% or the Euro-Rate plus 2%. The Credit Facility does not require a compensation balance or escrow account, is collateralized by all personal property of the Company and is guaranteed by Sinclair. Under the terms of the Credit Facility, the Company is required to maintain various loan covenants, including a Minimum Tangible Net Worth, as defined of $4,500,000 and a minimum interest coverage ratio of 1.1 to 1.0.

On December 31, 1998 the Company was not in compliance with the terms of the line of credit with respect to their working capital ratio with their present banking facility. The Company obtained a waiver for the 1998 event of default and restructured its loan agreement for 1999. Borrowings under the line of credit totaled $1,600,000 and $1,275,000 on June 30, 1999 and December 31, 1998,
respectively. As of July 21, 1999 the borrowings remained at $1,600,000.

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

Year 2000

During 1998 and early 1999, management of the Company and their staff completed their assessment of the various computer software and hardware used in connection with ongoing operations. This review indicated that significantly all of the computer programs used by the Company are off the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. Management began to upgrade those systems during the last quarter of 1998 and into the first quarter of 1999, and at present they are Year 2000 compliant. To date, management is not aware of any external agent that would materially impact the results of operation, liquidity or capital. However, management has no means of ensuring that external agents are Year 2000 compliant.

ACRODYNE COMMUNICATIONS, INC.
PART II. OTHER INFORMATION
------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) At the Annual Meeting of Stockholders of the Company held on June 15, 1999, the Company's stockholders voted on the following three (3) proposals:

Proposal 1: Directors
                                       For                   Withheld
A. Robert Mancuso                   5,554,254                 22,100
Martin J. Herman                    5,554,054                 22,300
Richard P. Flam                     5,554,254                 22,100
Michael E. Anderson                 5,554,254                 22,100
Nat Ostroff                         5,556,254                 20,100
David D. Smith                      5,554,254                 22,100
David D. Amy                        5,556,254                 20,100

Proposal 2 : Change in Company's Independent Accountant
Acrodyne's Board of Directors unanimously resolved to appoint Arthur Andersen LLP, as the Company's independent accountant for the fiscal year ending December 31, 1999, and to discontinue the services of PricewaterhouseCoopers LLP, which has served as the Company's independent accountant since May 1991. 5,543,072 votes FOR, and 21,350 votes AGAINST with 11,932 abstentions were counted for the appointment of Arthur Andersen LLP as the Company's independent accountant.

Proposal 3 : The 1999 Long Term Incentive Plan
By a majority vote, the shareholders approved the Company's 1999 Long-Term Incentive Plan, with 2,814,135 votes FOR, 283,170 votes AGAINST and with 12,932 abstentions. Directly following the shareholders meeting, the Board of Directors held a meeting which resulted in the appointment of the Awards Committee under the1999 Long Term Incentive Plan resulting in the election of David B. Amy, Martin J. Herman and Richard P. Flam as committee members. The newly appointed committee then granted 300,000 stock options to Nat Ostroff, all immediately exercisable, and 55,000 to William Barclay with 25,000 exercisable on December 15, 1999 and 30,000 exercisable on June 1, 2001. Mr. Barclay was hired on June 1, 1999 as the new Vice President of Manufacturing reporting to A. Robert Mancuso. The grant price is the closing price of ACRO on June 15, 1999, which was $3.25 per share.

Item 6.  Exhibits and Reports on Form 8-KSB

               Exhibits

          (a)  Form 8-KSB filed on January 27, 1999.
          (b) Form 8-KSB was filed on May 5, 1999 and was further amended on Form 8KSB/A on May 13, 1999.and further amended on Form 8KSB/2 on May 24, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Acrodyne Communications, Inc.
                                         (Registrant)


Date:  July 21, 1999                     /s/ A. Robert Mancuso
                                         ---------------------
                                         A. Robert Mancuso
                                         President and CEO