Form 10QSB
period 1999-09-30
ACRODYNE COMMUNICATIONS INC
filed 1999-11-15
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

       Issuer's telephone number: 215-542-7000


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 6,769,523 shares of common stock and 6,500 shares of Preferred Stock of Acrodyne Communications, Inc. were outstanding on November 5, 1999.

                                         ACRODYNE COMMUNICATIONS, INC.

                                                       INDEX
                                                                                                Page No.
PART I.  FINANCIAL INFORMATION:
               Consolidated Balance Sheet at September 30, 1999 (unaudited) and
                       December 31, 1998 .............................................................2

               Consolidated Statement of Operations for the Nine Months Ended
                       September 30, 1999 and 1998 (unaudited)........................................3

               Consolidated Statement of Cash Flows for the Nine Months Ended
                       September 30, 1999 and 1998
                       (unaudited)....................................................................4

               Notes to Consolidated Financial Statements (unaudited).................................5

               Management's Discussions and Anaylsis of Financial Condition
                       and Results of Operations......................................................6

PART II.  OTHER INFORMATION, AS APPLICABLE...........................................................11

SIGNATURES...........................................................................................12

Acrodyne Communications, Inc.
Consolidated Balance Sheet
====================================================================================================
                                                                     September 30,      December 31,
                                                                          1999              1998
                                                                     ------------      ------------
                                    Assets                           (Unaudited)
Current assets:
     Cash and cash equivalents                                       $  1,800,895      $    983,695
     Accounts receivable, net of allowance for doubtful accounts        1,541,246         1,497,197
     Inventories                                                        6,451,495         4,325,445
     Prepaid expenses and deposits                                        371,913           170,958
                                                                     ------------      ------------
          Total current assets                                         10,165,549         6,977,295

Property, plant and equipment, net                                        488,539           504,469
Non-compete agreement, net                                                379,572           435,822
Goodwill, net                                                           3,938,335         4,055,707
                                                                     ------------      ------------
          Total assets                                               $ 14,971,995      $ 11,973,293
                                                                     ============      ============
                     Liabilities and Shareholders' Equity

Current Liabilities:
     Current portion of long-term debt                                     87,331            75,630
     Borrowings under Credit Line                                       1,613,404         1,275,000
     Accounts payable                                                   1,570,681         2,119,604
     Accrued expenses                                                     248,747           386,363
     Customer advances                                                  2,157,015           161,418
                                                                     ------------      ------------
          Total current liabilities                                     5,677,178         4,018,015

Long-term debt                                                             17,050            69,824
Non-compete liability                                                     703,712           712,168
                                                                     ------------      ------------
          Total liabilities                                             6,397,940         4,800,007
                                                                     ------------      ------------
Shareholders' equity:
     Preferred Stock Series "A" par value $1.00
        8% Preferred Redeemable Convertible Stock                              --           326,530
     Preferred stock, par value $1.00
        8% Convertible Redeemable Preferred Stock                           6,500             6,500
Common stock, par value $.01; 35,000,000 shares authorized
 6,791,681 shares issued and outstanding on September 30, 1999             67,917            53,317
 5,331,670 shares issued and outstanding on December 31, 1998
Additional paid-in-capital                                             20,764,075        17,720,449
Accumulated deficit                                                   (12,264,437)      (10,933,510)
                                                                     ------------      ------------
          Total shareholders' equity                                    8,574,055         7,173,286
                                                                     ------------      ------------
          Total liabilities and shareholders' equity                 $ 14,971,995      $ 11,973,293
                                                                     ============      ============
See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated Statement of Operations     (Unaudited)
==============================================================================================================
                                                     Three Months Ended                Nine Months Ended
                                                         September 30,                   September 30,
                                                    1999              1998            1999             1998
                                                -----------      -----------      -----------      -----------
Net Sales                                        $2,327,703       $3,357,391       $7,730,399       $9,952,871
Cost of Sales                                     2,074,933        2,300,174        5,600,451        6,542,547
                                                -----------      -----------      -----------      -----------
     Gross Profit                                   252,770        1,057,217        2,129,948        3,410,324
                                                -----------      -----------      -----------      -----------

Operating Expenses:
     Engineering, R & D                             220,079          222,316          656,470          650,093
     Selling                                        291,555          580,174        1,072,525        1,424,269
     Administration                                 529,627          459,453        1,484,056        1,315,647
     Amortization                                    57,874           57,874          173,622          173,622
                                                -----------      -----------      -----------      -----------
          Total Operating Expenses                1,099,135        1,319,817        3,386,673        3,563,631
                                                -----------      -----------      -----------      -----------
Operating Loss                                     (846,365)        (262,600)      (1,256,725)        (153,307)
                                                -----------      -----------      -----------      -----------

Other Income (Expense)
     Interest Expense, Net                          (21,600)         (37,756)         (74,705)         (66,094)
     Other Income, Net                                  162                5              502              607
                                                -----------      -----------      -----------      -----------
Net Loss                                           (867,803)        (300,351)      (1,330,928)        (218,794)
                                                -----------      -----------      -----------      -----------

Dividend on 8% Preferred Stock                      (14,028)         (14,028)         (42,084)         (42,084)
                                                -----------      -----------      -----------      -----------
Net Loss available to Common Shares                (881,831)        (314,379)      (1,373,012)        (260,878)
                                                ===========      ===========      ===========      ===========

Net Loss per Common share basic                    $(0.1300)        $(0.0600)        $(0.2000)        $(0.0500)
Weighted average shares outstanding basic         6,761,681        5,321,996        6,761,681        5,318,045
Net Loss per Common share diluted                  $(0.1300)        $(0.0600)        $(0.2000)        $(0.0500)
Weighted average shares outstanding diluted       6,761,681        5,321,996        6,761,681        5,318,045


See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated statement of cash flows     (Unaudited)
==================================================================================================
                                                                   Sept 30,          Sept 30,
                                                                     1999             1998
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                        $(1,330,928)       $(218,794)
  Adjustments to reconcile net loss to net cash used
       in operating activities:
          Depreciation and amortization                               348,493          332,742

Changes in assets and liabilities:
          Accounts receivable                                         (44,049)      (2,583,693)
          Inventories                                              (2,126,050)      (1,623,090)
          Note receivable                                              (4,512)
          Prepaid and deposits                                       (200,955)        (273,643)
          Accounts payable                                           (548,923)         866,645
          Accrued expenses                                           (137,616)         101,715
          Customer advances                                         1,995,597          (43,885)
                                                                  -----------      -----------
               Net cash used in operating activities               (2,044,431)      (3,446,515)
                                                                  -----------      -----------

CASH FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment                           (158,942)         (79,506)
                                                                  -----------      -----------
               Net cash used in investing activities                 (158,942)         (79,506)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock, net                3,806,001           35,490
     Proceeds from the line of credit borrowings                    1,951,808        1,500,000
     Payments from the line of credit borrowings                   (1,613,404)
     Dividends on convertible preferred stock, net                    (42,084)         (42,084)
     Redemption of Preferred Stock Series A                        (1,030,780)         972,670
     Payments on promissory notes                                    (202,500)
     Capital lease repayments                                         (42,513)         (48,086)
     Repayments on non-compete liability                               (8,455)          (7,785)
                                                                  -----------      -----------
               Net cash provided by financing activities            3,020,573        2,207,705
                                                                  -----------      -----------

Net increase (decrease) in cash and cash equivalents                  817,200       (1,318,316)
Cash and cash equivalents at beginning of period                      983,695        3,011,294
                                                                  ===========      ===========
Cash and cash equivalents at end of period                         $1,800,895       $1,692,978
                                                                  ===========      ===========
Supplemental cash flow information:
     Cash paid for interest                                          $135,040         $126,056

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
==============================================================================

1.  Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. and its subsidiaries (the "Company" or "Acrodyne") at September 30, 1999 and the related consolidated statements of operations and of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by management. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at September 30, 1999, and the results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.  Inventories

     Inventories comprise:
                         September 30, 1999     December 31, 1998

Raw materials                $3,604,500            $2,779,646
Work in process               2,776,915               576,973
Finished goods                  426,080             1,324,826
Inventory reserves             (356,000)             (356,000)
                            ===========           ===========
                              6,451,495             4,325,445
                            ===========           ===========

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

4.  Related Party Transactions

Sales to Sinclair Broadcast Group, Inc. amounted to $1,460,409 for the first nine months of 1999. This represents 19% of the Company's total sales of $7,730,399 for the nine months ended September 30, 1999. See the Management's Discussions and Analysis of Financial Condition and Results of Operations for additional discussion of these arrangements. In September 1999, the Company committed to issue shares to Sinclair Broadcast Group, Inc. ("Sinclair") in exchange for: (1) Sinclair's assistance in arranging the Company's lease of a new manufacturing facility, and (2) Sinclair guaranteeing the Company's obligations under a new credit facility. The Company will record expense of $270,000 for the fair value of the shares issued to Sinclair over the estimated period of benefit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
===============================================================================


OVERVIEW

THE COMPANY. The business of Acrodyne Communications, Inc., ("Acrodyne" or the "Company") a Delaware corporation is conducted through its sole operating subsidiary Acrodyne Industries, Inc. Acrodyne was acquired by the Company on October 24, 1994. Prior thereto, the Company had no operations. The Company changed its name to Acrodyne Communications, Inc. on June 9, 1995.

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

SIGNIFICANT EVENTS. On January 27, 1999 Sinclair Broadcast Group ("Sinclair") acquired a significant equity interest in the Company. Sinclair has made a cash infusion of $4.3 million in the Company in receipt of 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon the Company's achievement of increased product sales or sales of products with new technology. Sinclair has also acquired an additional 800,000 shares of the Company's common stock previously held by the Scorpion/New Light investment group. Sinclair now holds an aggregate of 2,231,333 shares of the Company, representing approximately 33% of the Company's issued common stock. From the net proceeds of this transaction, $1,031,780 was used to retire all Series A 8% Redeemable Convertible Preferred Stock issued in September 1998 to the Scorpion/New Light investment group.

On October 20, 1999, Acrodyne entered into an agreement in principle for the construction of a 60,000 square foot facility. The new building will include the corporate headquarters, the sales/marketing, engineering, financial and operations team, and a state-of-the-art manufacturing facility capable of continuing the transition of the company into the digital era and beyond. The manufacturing facility will be designed to incorporate modern flow manufacturing techniques with greatly expanded capabilities for high power testing of new technology transmitters. Relocation is scheduled for the Summer of 2000. The new headquarters and operations facility will be located in Oaks, Montgomery County, Pa., a suburb of Philadelphia. On behalf of Acrodyne, Sinclair entered into a lease agreement for the new facility. Acrodyne will sub-lease the facility from Sinclair. Compensation for this arrangement in the amount of $70,000 will be paid to Sinclair in the form of 36,700 shares of Acrodyne common stock. Until Acrodyne assumes the responsibility for the lease, Sinclair will be compensated $70,000 on each anniversary date. (See discussion in Notes to Consolidated Financial Statements)

RESULTS OF OPERATIONS
===============================================================================

The following compares the Company's summary results of operations for the three and nine months ended September 30,1999 to the three and nine months ended September 30, 1998:

                                  Three Months Ended September 30,            Nine Months Ended September 30,
                                  1999                    1998                      1999                  1998
Net Sales                        $2,327,703      100%      $3,357,391     100%       $7,730,399      100%    $9,952.871     100%
Cost of Sales                     2,074,933       89%       2,300,174      68%        5,600,451       72%     6,542,547      66%
                            ----------------          ----------------         -----------------          --------------
    Gross Profit                    252,770       11%       1,057,217      32%        2,129,948       28%     3,410,324      34%
Operating Expenses                1,099,135       47%       1,319,817      39%        3,386,673       44%     3,563,631      36%
                            ----------------          ----------------         -----------------          --------------
Operating Loss                   $ (846,365)     (36%)     $ (262,600)     (8%)     $(1,256,725)     (16%)    $(153,307)    (15%)
                            ================          ================         =================          ==============

Sales decreased by $1,029,688 or 31% from the three months ended September 1998 as compared to the three months ended September 1999. Furthermore, the nine month comparison reports sales decreased by $2,222,472 or 22% from the nine months ended 1998 as compared to the same period in 1999. Management believes the reduction in sales is mainly due to the delay in purchasing of Digital transmission equipment by broadcasters. A significant number of broadcasters have on file with the FCC applications for increased digital transmitter power. Transmitter orders are being delayed until the FCC authorizes these power increases.

Gross margin on sales decreased to 11% for the third quarter 1999 and 28% for nine months ended September 1999. Standard margins for low and medium power products remain at 30%. Standard margins for high power products exceeds 30%. Margins for the quarter were adversely affected by excess field installation costs and warranty repairs for recently introduced ACT and ARS series transmitters. Management believes it has identified a number of the problems causing these excess costs and is implementing corrective actions. The company continued its efforts at improving future manufacturing efficiency by the additions of manufacturing management, materials management, production planning and test supervision. As future volumes increase, these expenses will be absorbed without an adverse effect on margins.

Operating expenses for the third quarter of 1999 were $1,099,135 which were $220,682 (16.7%) below the same period of last year. Reductions in operating expenses are consistent with the Company's strategy to restructure, rebuild and improve, in anticipation for the introduction of new products resulting in higher customer satisfaction.

LIQUIDITY AND CAPITAL RESOURCES
===============================================================================

Historically, Acrodyne has financed its activities primarily from operations, borrowings and equity transactions and more recently through investment transactions such as the Sinclair investment. At September 30, 1999 the Company's working capital increased by $1,529,091 to $4,488,371 as compared to $2,959,280 at December 31, 1998, mainly from the increase in Inventories and Customer Advances.

Customer Advances are deposits required on current orders to be shipped in the fourth quarter of 1999 and beyond. The non refundable down payments are recorded on the Balance Sheet as a liability until time of shipment.

Accounts receivable at September 30, 1999 were $1,541,246 and remained relatively constant from December 31, 1998. The Company has been deviating from its standard credit terms as an inducement to its customers. This practice, along with open account terms for government contracts, the acceptance of letters of credit from customers and transactions with leasing companies may reduce the Company's cash reserves. The majority of the Company's sales of domestic transmitters requires payment of a non-refundable 30% deposit at the time of placing the order, 40% to 60% prior to shipment and 10% to 30% net thirty days after shipment. The Company continues to require an irrevocable letter of credit on international orders. Allowance for Doubtful accounts were recorded at $50,000 and $62,566 for September 30, 1999 and December 31, 1998, respectively.

Inventories, net of reserves in the amount of $356,000, increased to $6,451,495 on September 30, 1999 from $4,325,445 at December 31, 1998 due to slower than anticipated shipments during the year, mainly relating to the delay in purchasing of Digital transmission equipment by broadcasters. The Company's strategy has been to build up its inventories in an attempt to provide quick turnaround to strengthen its market position and to acquire higher volume in purchasing to take advantage of discount opportunities.

In August, the Company entered into a new credit facility ("Credit Facility") which provides for a $2,500,000 line of credit. This credit facility bears interest at LIBOR rate plus 2%. (LIBOR rate is the London Interbank offered rates) The Credit Facility does not require a compensation balance or escrow account, is collateralized by all personal property of the Company and is guaranteed by Sinclair. Compensation for the guarantee is $200,000 paid in the form of 75,300 shares of Acrodyne common stock. The available credit is calculated with a formula based on available Inventory and Accounts Receivable. Borrowings under the line of credit totaled $1,613,404 and $1,275,000 on September 30, 1999 and December 31, 1998, respectively.

Forward Looking Statements
===============================================================================

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

ACRODYNE COMMUNICATIONS, INC.
PART II. OTHER INFORMATION
===============================================================================

Item 4.  Submission of Matters to a Vote of Security Holders

none



Item 6.  Exhibits and Reports on Form 8-KSB

none

                                   SIGNATURES
===============================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Acrodyne Communications, Inc.
                                       (Registrant)


Date:  November 11, 1999               /s/ A. Robert Mancuso
                                      ------------------------
                                       A. Robert Mancuso
                                       President and CEO