Form 10KSB
period 1999-12-31
ACRODYNE COMMUNICATIONS INC
filed 2000-03-31
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                                   (Mark One)


                X Annual report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                   For the fiscal year ended December 31, 1999


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

Yes __X___     No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.
$ 12,705,914

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $17,851,193, computed by reference to the average bid and asked prices of such stock, as of December 31, 1999. This computation is based upon the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value $0.01 per share: 6,794,161 outstanding at March 20, 2000.

                          ACRODYNE COMMUNICATIONS, INC.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                      PAGE

PART I.........................................................................4

     Item 1....................................................................4
          Description of Business..............................................4
     Item 2...................................................................13
          Description of Property.............................................13
     Item 3...................................................................13
          Legal Proceedings...................................................13
     Item 4...................................................................13
          Submission of Matters to a Vote of Security Holders.................13

Part II.......................................................................14

     Item 5...................................................................14
          Market for Common Equity and Related Stockholder Matters............14
     Item 6...................................................................15
          Management Discussion and Analysis..................................15
     Item 7...................................................................19
          Financial Statements................................................19
     Item 8...................................................................19
          Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................19

Part III......................................................................20

     Item 9...................................................................20
          Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act...................20
     Item 10..................................................................22
          Executive Compensation..............................................22
     Item 11..................................................................25
          Security Ownership of Certain Beneficial Owners and Management......25
     Item 12 .................................................................26
          Certain Relationships and Related Transactions .....................26
     Item 13 .................................................................27
          Exhibits and Reports on Form 8-K....................................27
          SIGNATURES. ........................................................29

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

On January 27, 1999, Acrodyne finalized a strategic agreement with the Sinclair Broadcast Group. Under this agreement Sinclair invested $4.3 million in Acrodyne in consideration for 1,431,333 shares of the Company's common stock and the issuance of warrants to purchase up to an aggregate of 8,713,000 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants 6,000,000 are exercisable only upon the Company's achievement of increased product sales or products with new technology. See significant events.

BUSINESS OF ACRODYNE. Acrodyne (together with its predecessor), has designed, manufactured and marketed television transmitters and translators which have been sold in the United States and internationally since 1971. The function of a television transmitter is to broadcast on the air television signals to a specific audience receiving such signals by regular antenna or by a local cable company which then feeds the signal to their subscribers. Television translators, which operate unattended, retransmit incoming signals from primary stations on different channels within areas where direct reception of the original signal may be limited by mountains or other geographic impediments

ACRODYNE PRODUCTS AND SERVICES

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

Lower Power Analog and Digital Television Transmitters

Lower power analog and digital television transmitters with power outputs of up to 25 kilowatts and translators account for approximately 37% of Acrodyne's sales. Such transmitters are used by LPTV Stations, a United States classification, which are limited by the Federal Communications Commission ("FCC") to power output levels of 10 watts in the VHF band and 10 kilowatts in the UHF band. Although virtually all of Acrodyne's lower power transmitters are solid state, Acrodyne will produce some models using single tetrode tube final amplifiers for certain customers. Solid-state refers to the physical make-up of the transmitter components. Instead of vacuum tubes where electron flow takes place in a vacuum, solid state transmitters utilize transistors, which have crystalline structures. Tetrode and diacrode tubes are four electrode, vacuum tube amplifying devices used in the final power stage of both lower and higher power television transmitters. Acrodyne's solid-state television transmitters have the advantage of long-life and compact size as compared to tube-based units, and utilize high frequency "microstrip" designs to minimize the number of components and provide reliability. Solid-state television transmitters also have multiple amplifiers so that the loss of any one amplifier means only a partial loss of power and not lost air time. Failure of a tube amplifier, on the other hand, may cause the entire unit to go off line until a replacement tube can be installed.

UHF solid state television transmitters are particularly well-suited for LPTV Stations. In addition, there is a substantial market overseas for these UHF transmitters. Acrodyne's translators in this area cover the power range up to 10 watts in VHF and up to 25 kilowatts in UHF frequency spectra for domestic and international television formats. Substantially all of the translators sold by Acrodyne have been solid state as compared to tetrode tube-based designs. List prices for Acrodyne's lower power transmitters range from approximately $10,000 to $250,000.

 Higher Power UHF Analog and Digital Television Transmitters

Higher power UHF analog television transmitters range in power from above 30 kilowatts to 240 kilowatts and higher, and account for approximately 37% of Acrodyne's sales. For television transmitters with power output levels of 10 kilowatts and above, Acrodyne uses advanced tetrode and diacrode tubes which use water vaporization cooling to prolong their useful lives. Such advanced design features significantly reduce the operating costs of these transmitters. At identical output power, the power consumption of an advanced tetrode or diacrode transmitter is approximately 25% less than that of a transmitter using klystron tubes, a high power vacuum tube amplifying device, which is the predecessor of the current tube technology.

Acrodyne also produces analog television transmitters standard to the industry which have power ratings in multiples of 60 kilowatts in analog and 25 kilowatts in digital. Acrodyne can produce a 60 kilowatt UHF transmitter by combining two 30 kilowatt diacrode tube transmitters. .More notably, the Company's mainstay high power product is the 60 kilowatt diacrode tube transmitter. The Company won the New Technology Award at the 1996 National Association of Broadcasters ("NAB") show for the development of this product. This product provides Acrodyne access to a much larger portion of the United States television transmitter market and to the international television high power transmitter market. List prices for Acrodyne's higher power analog television transmitters range from approximately $150,000 to $1,500,000 for a 240 kilowatt transmitter. As of the date of this report, the Company has sold multiple diacrode transmitters that are equivalent to eighteen 60 kilowatt sockets. Continuing development of this concept has been slowed by the more immediate requirement to design ACT equipment.

 Auxiliary Products and Services

In addition to manufacturing and selling its transmitters and translators, Acrodyne also offers television broadcasters a value-added complete "turn-key" broadcast system which includes the procurement, systems integration and installation of the television transmitter and antenna and related accessory equipment. Such products and services, which are provided to both higher power and lower power broadcasters, account for approximately 26% of Acrodyne's sales. Upon request, Acrodyne technicians also supervise the installation of television transmitters on-site, in the United States and abroad. Acrodyne technicians perform additional testing after the transmitter has been connected to the station's programming sources and the transmission antenna to assure that the television transmitter operates as intended. This is an ongoing commitment to provide full service to today's broadcasters and will continue as part of Acrodyne's offering one-stop-shopping to its customers.

 NEW PRODUCTS

Acrodyne expands solid state product line to 40 kilowatts analog and 10 kilowatts digital

The forthcoming digitization of television networks in the United States, the world's most significant single market for television transmitters, has created a greater demand for digital broadcasting technology. This demand offers the opportunity to take advantage of the emerging market, not only with high power transmitters, but also with solid-state and medium power transmitters. On November 29, 1999 Acrodyne and Rohde & Schwartz, the worlds foremost manufacturer of solid state transmitters formed a strategic alliance. The Rohde & Schwarz group of companies, with headquarters in Munich, develop, produces and markets communication and Test and Measurement instruments and systems gave exclusive rights to Acrodyne to market and sell Rohde & Schwarz solid state transmitter products in the United States. Rohde & Schwarz will market and sell Acrodyne vacuum tube products in Europe. This agreement also includes technology and product sales agreement to support a new line of Acrodyne high power transmitter products.

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

The Acrodyne Renaissance Series (ARS) of transmitters

In 1999 the Acrodyne Renaissance Series of high power, UHF, digital and analog television transmitters, was introduced. Broadcasters must utilize their capital resources most efficiently during their digital plant build out, therefore, during the design stage, special emphasis was placed on enhanced maintainability including microprocessor monitoring, lower capital investment, and lower operating costs without compromising reliability. This series offers the only complete scalable solution to digital transmission. The architecture of the system means that you can invest in the power level equipment you need today and easily upgrade to higher power levels based on the future market growth of the digital receiver population. The scalable characteristics of the digital product line allow broadcasters to migrate to the digital future by using their capital budget for the other important components required to support the station today.



New line of IOT equipped television transmitters developed at Sinclair Broadcast Group.

On March 15, 2000, Acrodyne reached a definitive agreement with the Sinclair Broadcast Group to exclusively manufacture and sell the Sinclair designed "Quantum" IOT analog and digital transmitter line. Sinclair created this newly developed line of transmitter products at its Baltimore headquarters to meet its own internal digital and analog requirements and has licensed this technology to Acrodyne. The Quantum line was conceived by broadcasters and designed by the same Emmy award winning talents that invented IOT transmitters over ten years ago. The digital version of the Quantum line is designed to be capable of both 8-VSB and COFDM service. This advanced line of transmitters will be introduced by Acrodyne at the NAB 2000 Show in April in Las Vegas

With the addition of the Rohde & Schwarz solid state products and the introduction of the new IOT "Quantum" products, the Company feels that Acrodyne has the broadest transmitter product line in the industry.




THE ANALOG TELEVISION TRANSMISSION INDUSTRY

Approximately 9,600 analog and digital translators and television transmitters with an output power level of one watt or more are in operation in the United States, and approximately 27,000 are in operation worldwide. Of these, more than 1,687 television transmitters in the United States have an output power level of 5 kilowatts or more, and more than 10,000 in operation worldwide have a power level of 5 kilowatts or more. As of December 31, 1999 there were construction permits for 270 new higher power stations and 1,726 new low power stations in the United States. As of December 31, 1999, Acrodyne had sold and delivered, since its inception, 1750 lower power transmitters and 100 higher power transmitters in the United States and 1650 lower power transmitters and 90 higher power transmitters abroad.

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

 GROWTH STRATEGY

Management of the Company believes that the Company can increase sales of its transmitters and translators based on a growth strategy centered on the following principles:

     (g) expanding Acrodyne's sales and marketing activities; (Direct Sales/Agents and Distributors)

     (h) invest in a new, world class manufacturing facility to support growth up to $100 million in sales

     (i) expand our solid state product line to take advantage of medium power sales opportunities

     (j) introduce a new line of IOT transmitters to garner increased market share


MARKETING AND SALES

 Marketing Strategy

Acrodyne's marketing strategy is based on the technology, performance, and cost advantages of its television transmitters. The Company's solid state designs have been extensively field proven in the low power television transmitter market. Acrodyne's solid state, advanced tetrode, and diacrode equipped transmitters are widely used in the U.S. medium power television transmitter market. The Company's management believes that Acrodyne's high power diacrode equipped television transmitters, introduced in 1995 have a proven record of reliability and cost effectiveness., and that significant opportunity exists for the Company to increase sales of its solid state, advanced tetrode and diacrode technologies on the basis of the technical advantages inherent in these designs. In addition, the Company believes that the bandwidth and linearity of its advanced tetrode and diacrode tubes and cavities offer a distinct advantage to Acrodyne for DTV sales, including adjacent channel (ACT(TM)) opportunities.

In June of 1999 Acrodyne opened the industry's first e-commerce store for transmission equipment. The primary function of the Internet site is to provide a convenient mechanism for broadcasters to access Acrodyne's parts, components and low power television transmission equipment over the internet. The service also offers the opportunity to purchase various RF components and broadcast related equipment. Since many transmission projects take place during the overnight hours when systems can be taken off-air. The need to order replacement parts any time of the day or night is of the utmost importance. Acrodyne's on-line service allows customers to place orders for parts and components around the clock, and around the globe. This service compliments the company's 24 hour technical support already available. The site is an extention of Acrodyne.com, the company's Internet website. Graphic design and site navigation is built specifically for on-line shopping, including the ability to handle first time users and maintain a limited database of customer information. It features shopping cart software to format and process orders. A search function and help screens assist the buyer in selecting the correct part or component. The site contains a secure socket layer to encrypt sensitive information for the customer's protection. The company has already received benefit from increased sales, through safe, easy-to-use on-line transactions, stronger customer service, and increased profits by reducing paperwork, telephone calls, and related order processing costs.

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

 Domestic Sales

Domestic sales accounted for approximately 79% of the Company's net sales in 1999. Transmitter and translator equipment and turnkey systems are sold directly to television station operators. Domestic sales are handled by regional sales managers located in field offices supported by management and applications personnel at the Company's factory. Regular contact promotes coordination of effort for optimum performance. Domestic sales negotiations often require weeks or months of consultative effort. All domestic sales staff are required to have in-depth industry knowledge to guide the prospective client to cost-effective, responsible purchasing decisions. Domestic payment terms are normally 30% of the purchase price payable upon order, 60% due when the equipment is ready for shipment, and the final 10% due thirty days after shipment.

 International Sales

International sales accounted for approximately 21% of net sales in 1999. Independent manufacturers' representatives and distributors, who normally have specific account affiliations within a particular country, operate on an exclusive and non-exclusive basis and receive a negotiated commission rate. In general, Company management believes that sales to international customers have been steadily growing in the past few years for United States-based television transmitter manufacturers, and that market growth in these areas will accelerate as a result of the recent ascendancy of democratic governments in the former eastern bloc nations, the trend toward greater privatization of broadcasting in general and the expansion of new communication services in developing countries. International payment terms are similar to domestic payment terms and rely on an irrevocable letter of credit payable upon presentation for any balance outstanding at the time of shipment. A portion of the Company's present business is subject to performance bonds, "holdbacks" (a renegotiation of profits) or contract termination credits against the purchase price.

 Customer Base

Acrodyne's customer base is large and diversified. Acrodyne's business has historically been dependent upon a relatively small number of significant transmitter sales with one-time customers. Total sales to the Sinclair Broadcast Group accounted for $3,209,565 or 25%. Although Acrodyne is not dependent upon military contracts or upon customers who are dependent on military contracts, its largest recurring customer is the United States General Services Administration which is primarily responsible for United States Government procurement including, to some degree, military procurement. Such customer accounted for approximately 5% of net sales in 1999.

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

COMPETITION

Acrodyne competes, with respect to lower power applications, on the basis of product features, quality, technology advantages, dependability, life cycle, costs associated with acquiring and operating the equipment, and reputation. The domestic lower power UHF market is dominated by a small number of American companies. Acrodyne competes with specialty firms of similar size and resources, such as EMCEE Broadcast Partners, LARCAN-Television Technology Corp. ("TTC") or ("ADC") in this market. The VHF market represents an insignificant percentage of Acrodyne's sales. Unlike the lower power domestic market, the higher power domestic market is characterized by intense competition from companies that are much larger than Acrodyne and which possess significantly greater resources. The high power television transmitter market is currently dominated by larger companies with older klystron technology or newer inductive output tubes ("IOT"). IOTs are amplifying devices used in higher power television transmitters, which utilize features from tetrode and klystron technology. The higher power transmitter market is dominated by suppliers such as Comark, a subsidiary of Thomson-CSF and Harris Corporation ("Harris"). Both Comark and Harris have access to significant resources, both financial and otherwise. The international markets are characterized by intense competition in both the higher power and lower power segments. For lower power applications, particularly in the third world and newly developing countries, price considerations typically are the determining factor. Acrodyne has been very competitive in this market and a significant portion of Acrodyne's business has been derived from lower power solid state transmitters sold in these countries. For higher power applications overseas, Acrodyne's primary competition comes from companies that are much larger, have significantly greater resources, and are willing to offer attractive financing terms in order to secure new business. Acrodyne's major competition in this market comes from Thomson-CSF (France), Nippon Electric Corporation (Japan), and Rohde & Schwarz (Germany) The foregoing foreign competitors have a dominant market position within their home countries. The Company's management does not expect that the Company will be able to compete with such companies in their respective home countries in the near future. Harris Corporation, a U.S. company, is also a very strong competitor in most international markets.


 CURRENT  MANUFACTURING
Acrodyne's manufacturing department under the new direction of a Vice President of Manufacturing, includes circuit board assembly, assembly fabrication, wire and cable harness fabrication and final systems assembly. Acrodyne does not utilize, and is not dependent upon, any unusual raw materials or processes in the design of its products. Other than the advanced tetrode and diacrode tubes supplied by Thomson Components and specialized transistors supplied by Thomson SGS and Ericsson, the Company purchases from multiple sources to the maximum extent practical. Acrodyne maintains limited inventory quantities of materials in excess of its immediate requirements. Major purchased parts include fabricated printed circuit boards, water cooling pumps and specialized output filters, output power tubes and cavities and power transformers. As part of an ongoing profit improvement program, manufactured subassemblies, where appropriate, are reviewed for suitability for outsourcing to contract vendors. Outsourcing provides decreased costs, improved quality and better inventory control.

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

The first phase of the assembly process includes placing electronic and electrical components on two-sided, single layer circuit boards. These circuit boards are mated with a mechanical structure and are then built into modules. The modules are assembled into cabinets along with other purchased components, the electrical harness and, in the case of higher powered units, plumbing for the water cooled tetrode tubes. Completed television transmitters, which may be comprised of as many as seven six-foot high cabinets depending on the output power level, then move from final assembly into system test. Eight weeks are normally required for a television transmitter to complete the manufacturing cycle and be ready for shipment. In some cases, customer education and training sessions are conducted at Acrodyne's facility prior to shipment of a television transmitter. A service manual is written for each product type sold, a copy of which is maintained in Acrodyne's reference library. In a continuing effort to support product quality, a quality assurance manager was hired in 1997, and the department has since been expanded in 1999 to include one technician. This department reports directly to the president.. Quality assurance procedures are in place during incoming parts inspection and throughout the production process. Assemblies are thoroughly tested and inspected in the manufacturing area for accuracy and workmanship prior to final assembly and systems testing. Connected utility power is adequate to meet all current test requirements for high power systems up to 30 kilowatts. After systems testing, results are verified to be in accordance with specifications. A final mechanical inspection is performed just prior to shipment. A permanent record of all test results is maintained for future reference. Acrodyne provides a limited one year warranty on its products with the exception of vendor parts which are warranted by their manufacturer.

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

PATENTS AND TRADEMARKS

Acrodyne is the owner of United States Patent 4,804,931, entitled Digital Amplitude Modulator-Transmitter, issued on February 14, 1989, expiring in 2006. Digital Amplitude Modulation is the process of converting an arbitrary video or audio signal into successive binary words of sampled equivalent information which control the presence or absence of power signal sources to synthesize such information in a high power combiner, such as a television transmitter for broadcasting the signal. The process offers less distortion and greater power efficiency than any other method. Six additional patents based on the general technology of the original patent have also been granted. For one key patent with respect to DTV, Acrodyne has filed for international patent protection. Certain additional steps have been taken under the PCT (Patent Cooperation Treaty) to apply for foreign protection on the other patents. Acrodyne has also applied for six U.S., six Mexican and six Canadian patents covering Adjacent Channel Technology. The ACT(TM) trademark has been acquired in 1998. With the exception of the above-referenced patents, Acrodyne relies on proprietary know-how and trade secrets and employs various methods to protect its processes, concepts, ideas and documentation associated with its proprietary products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although Acrodyne has confidentiality agreements with its key employees, there can be no assurances that such arrangements will adequately protect its trade secrets.

EMPLOYEES Acrodyne currently employs approximately 73 individuals on a full-time basis, none of whom are union members. Acrodyne believes it has a good relationship with its employees.

 Item 2.  Description of Current and Future Property

Growth Necessitates Relocation of Entire Operation

Acrodyne's current headquarters and manufacturing facility is located at 516 Township Line Road in Blue Bell, Pennsylvania, 19422. Its site includes a 30,000 square foot single story building on approximately ten acres. The facility is rented under a lease expiring July 31, 2000 The current rental rate is approximately $7.05 per square foot or $211,512. annually, excluding taxes, insurance and maintenance which the Company is responsible for paying. This represents a $5,112 increase over the total 1998 lease expense, resulting from an annual price adjustment which is based on a consumer price index calculation. In late October 1999, Acrodyne announced the signing of an agreement for the construction of a 44,000 square foot facility. The new Building will include the corporate headquarters, the sales/marketing, engineering, financial, and operations teams, plus a state-of-the-art manufacturing capable of continuing the transition of the company into the digital era and beyond. The manufacturing facility will be designed to incorporate modern flow manufacturing techniques with greatly expanded capabilities for high power testing of new technology transmitters. A complete training facility will also be included for customer seminars and instructions. Relocation is scheduled for the summer of 2000. The new headquarters and operations facility will be located in Oaks, Montgomery County, Pennsylvania, a suburb of Philadelphia. The financial arrangements for the construction and occupation of this new facility were supported by the financial strength of the Sinclair Broadcast Group. See Significant and Recent Events. The Company also leases a premises located at 704 Forman Rd, Souderton, PA. This facility consists of 5,000 square feet of warehouse and manufacturing space The lease commenced in November 1996 and expires in October 2001. The current rental rate is approximately $3.50 per square foot or $17,500 annually. Lease expense over the five year term totals $87,499.80 excluding taxes, insurance and maintenance. This facility housed the Acrodyne machine shop, until early 1999, when the Company sub-leased the premises and incorporated that capability into its existing facility.

  Item 3.  Legal Proceedings

There were no legal proceedings pending to which the Company is party as of year end December 31, 1999.

 Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security Holders in the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters


 MARKET INFORMATION

Since October 1994 the principal market on which the Company's common stock, units and warrants have been quoted is the NASDAQ Small Cap over-the-counter market under the symbols ACRO, ACROU and ACROW, respectively. ACROU (units) and ACROW (warrants) ceased trading on July 29, 1996

HOLDERS

As of March 15, 2000, there were 1,931 beneficial holders of record of the Company's Common Stock, along with 119 holders of record.

DIVIDENDS

No dividends on the Company's Common Stock were declared during fiscal 1999. The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the growth of its business and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company paid cash dividends of $89,361 during fiscal 1999 to the holders of the Company's 8% convertible redeemable preferred stock as required by the terms of such stock agreements.

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

                                                            High          Low
                                                            ----          ---

                  March 31, 1998...........................$4-1/4      $4-3/8
                  June 30, 1998............................4-3/16       4
                  September 30, 1999.......................3-1/16       2-7/8
                  December 31, 1998........................4            3-13/16
                  March 31, 1999...........................3-1/32       3
                  June 30, 1999............................3-1/16       3
                  September 30, 1999.......................1-27/32      1-13/16
                  December 31, 1999........................3            2-1/8

As of the close of business on March 13, 2000 the high and low bid price for the Company's Common Stock was $4-7/16 and $3-7/8 respectively.

Item 6.  Management Discussion and Analysis

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
Overview

The business of Acrodyne Communications, Inc. (the "Company") is conducted through its sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne"). The following discussion compares the Company's actual results for the years ended December 31, 1999 and 1998.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                          ACRODYNE COMMUNICATIONS, INC.


                                                                   For the Year Ended December 31
                                                                         1999           1998
                                                                   ------------      ------------

NET SALES                                                          $ 12,705,914      $ 11,726,719

COST OF SALES                                                         9,573,561         9,602,301
                                                                   ------------      ------------

Gross profit                                                          3,132,353         2,124,418
                                                                   ------------      ------------

OPERATING EXPENSES:
Engineering, research and development                                   920,047         3,171,359
Selling                                                               1,387,737         1,998,915
Administration                                                        1,983,423         2,082,741
Amortization of intangible assets                                       231,496           231,496
Charge for non-compete liability adjustment                             145,226                --
                                                                   ------------      ------------

Total operating expenses                                              4,667,929         7,484,511
                                                                   ------------      ------------

Operating loss                                                       (1,535,576)       (5,360,093)

OTHER INCOME (EXPENSE):
Interest expense, net                                                  (154,713)          (72,790)
Other income                                                              2,499               609
                                                                   ------------      ------------

Loss before income taxes                                             (1,687,790)       (5,432,274)

INCOME TAXES                                                                 --                --
                                                                   ------------      ------------

NET LOSS                                                           $ (1,687,790)     $ (5,432,274)
                                                                   ============      ============


DIVIDEND ON 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK                   (89,361)          (81,975)
                                                                   ------------      ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                         $ (1,777,151)     $ (5,514,249)
                                                                   ============      ============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                      $      (0.27)     $      (1.04)
                                                                   ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED        6,659,304         5,321,188
                                                                   ============      ============

Net Sales for the year ended December 31, 1999 were $12,705,914 as compared to $11,726,719 in 1998. This reflects an 8.35% increase and is primarily attributable to the sales to Sinclair, Davis Television and Christian Television Network. Even though sales were up slightly in 1999 over 1998, the Company is still experiencing lower than anticipated sales growth as compared to its forecasted sales volume for 1999. The Company believes that the broadcasters have postponed any significant transmission equipment expenditures pending a clearer plan for the emergence of Digital Television. The Company believes that the delay in the purchase of Digital transmitters is also partially due to the broadcasters desire to increase transmitted power, requiring further authorization from the FCC.

The gross margins rose from 18.12% in 1998 to 24.66% in 1999. This is mainly due to lower sales volume of Low Band VHF products which historically has lower profit margins due to more labor intensive manufacturing. The sale of high power transmitters increased in 1999 along with the sales of Rohde & Schwarz products, which also contributed to the rise in gross profit margin.

The Company incurred significant Research and Development charges of $3,171,359 for launch of new products which were delivered in the last half of 1998. Research and Development charges for 1999 were $37,613.

Selling expenses declined by $611,178 , to $1,387,737 as compared to 1998, reflecting a 30.58% decrease. This was mainly due to the reorganization and restructuring of the sales force, by elimination of outside legal and consulting firms and by a reduction in advertising costs.

Administrative expenses declined by 4.77%, or $99,318, to $ 1,983,423 due to a reduction in legal fees.

Included in 1999 operating expenses is a charge of $145,226 in connection with a revision of the estimate of the Company's remaining liability under a non compete agreement with a former shareholder.

Interest expense in 1999 increased due to an increase in the weighted-average outstanding borrowings and an increase in interest rates.

No federal or state income tax benefits associated with the 1999 or 1998 losses has been recorded due to management's concerns that such benefits will not be realized.


LIQUIDITY AND CAPITAL RESOURCES

Historically, Acrodyne has financed its activities primarily from customer deposits, internally generated funds, sale of equity securities and use of its credit facility. At December 31, 1999 the Company's working capital increased $1,271,806 as compared to December 31, 1998. This increased was primarily due to an increase in inventories, net of reserves, to $6,401,277 at December 31, 1999 from $4,325,445 in 1998. This increase in inventories is due to lower than forecasted sales volume without a corresponding reduction in inventory, slow turnover due to delayed purchasing of Digital transmission equipment, the Company's strategy to have sufficient inventories on hand to provide quick turnaround to strengthen its market position, and a higher volume of purchasing by the Company to take advantage of discount opportunities.

Accounts receivable at December 31, 1999 were $1,335,158 which reflects a $162,039 decrease compared to December 31, 1998. Prepaid assets and deposits increased by $241,150 from $170,958 in 1998 to $412,108 in 1999. This is mainly due to deposits placed with major suppliers for antenna and tower equipment, which together with the manufacture of a 50KW Digital UHF TV Transmitter, is expected to be installed in the summer of 2000. The Customer is KDNL-TV (ABC) Channel 31D, in St. Louis, Mo, and is a Sinclair owned station. Correspondingly, the increase in customer advances from $161,418 in 1998 to $984,268, an increase of $822,850, is mainly due to cash deposits received by KDNL-TV.

In September of 1999, the Company and Acrodyne, as co-borrowers, established a new $2,500,000 credit facility (the "Credit Facility") arrangement with a bank for working capital purposes to replace its then existing bank credit facilities. The credit facility bears interest at LIBOR rate plus 200 basis points The new facility is now available on a standard formula basis involving qualified Accounts Receivable and Inventory and contain certain covenants having to do with the maintance of a minimum tangible net worth. As of December 31, 1999, the Company was not in compliance with the terms of the credit facility. The bank has provided a waiver for the 1999 event of default. The credit facility is collateralized by all personal property of the Company and expires on July 31, 2000. In connection with this facility, the bank required as a condition of the loan that Sinclair unconditionally and irrevocably guarantee all of the Company's obligations under the facility . The Company has compensated Sinclair with $200,000 payable in the Company's common stock And in addition, on October 1, 2000 and on each year thereafter, until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair not less than an amount determined by formula equal to $1,700,000 multiplied by 12.5% and payable in the form of Common Stock. The $200,000 for the guarantee was capitalized as "Other Assets" on the Balance Sheet, and is being amortized as interest expense over the guarantee period. $50,000 of interest expense was recorded in the last quarter of 1999.

The Company has experienced net losses and incurred cash flow deficits in prior years. These losses and cash flow deficits have continued unto March of 2000. The Company expects to fund its cash requirements in 2000 with proceeds from its credit facility and a $2,000,000 subordinated debenture with Sinclair. Sinclair has further committed to provide the necessary level of financial support to the Company to enable it to pay its debts as they become due and fund operations and investing needs through January 1, 2001.

SIGNIFICANT AND RECENT EVENTS

On January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. As of December 31, 1999, Sinclair holds an aggregate of 2,231,333 shares of the Company's common stock, representing approximately 32.8% of issued common stock assuming no warrants are exercised.

On September 4, 1998, the Company sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") in a private placement to Scorpion-Acrodyne Investors L.L.C. and the Newlight Associates funds for net proceeds of $972,668. The Series A Preferred was redeemable by the Company at any time and carried an 8% dividend rate . The Series A Preferred was convertible at the option of the holder into Common Stock of the Company at a conversion price of $3.0625 per share. In connection with the investment the Investors received 500,000 warrants of Common Stock with an exercise price of $3.00 per warrant and are exercisable through November 7, 2002. In addition, S-A Partners received 25,000 similar warrants for arranging the equity financing. On January 27, 1999 this Series A Preferred Stock was redeemed by the Company for $1,031,780 with the proceeds from the sale of stock and warrants to Sinclair.

Subsequent Events

In February 2000, the Company terminated 18 of its employees in an effort to control costs in anticipation of lower than forecasted sales volume and to maintain its' working capital.

During March 2000, the Company entered into a license agreement (the License Agreement") with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital transmitter lines. Under the terms of the License Agreement, the Company will pay to Sinclair an annual royalty of $300,000 for five years. Following the fifth year of the License Agreement, the Company shall pay to Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter. Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share. As of March 22, 2000 Acrodyne has drawn $660,000 against this Debenture to fund operating needs.

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

Year 2000

Many computer programs have been written using two digits rather than four to define the applicable year. Any computer programs with time-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. During 1998 and 1999, Management of the Company and their staff completed their assessment of the various computer software and hardware used in connection with the ongoing operations of the Registrant. This review indicated that significantly all of the computer programs used by the Company are off-the-shelf "packaged" computer programs which were easily upgraded to be Year 2000 compliant. Since December 31, 1999, the Company has not experienced any adverse effects associated with the Year 2000 issues.

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Acrodyne Communications, Inc. filed a Form 8-K on November 23, 1998 together with The Sinclair Subscription Agreement and its exhibits. In addition on May 24, 1999, the Company filed a Form 8-K/A-2 notifying the SEC of the changes in Registrant's Certifying Accountant.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting on Comprehensive Income." SFAS 130 requires that an enterprise
(a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital on the balance sheet. During the years ended December 31, 1999 and 1998, the Company did not experience any comprehensive gains or losses which would require disclosure. The Company has also adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" in the current fiscal year. The Company operates in one segment under the description provided in this pronouncement. In June 1998, the FASB issued SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity, required to be adopted by the Company on January 1, 2001. Management is currently assessing the effect of this statement on the financial disclosures of the Company, however management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

Item 7.

The consolidated financial statements required in response to this Item are listed under Item I of Part IV of this report.

Item 8.

On May 24, 1999, Acrodyne's Board of Directors unanimously resolved to appoint Arthur Andersen LLP as the Company's independent accountant for the fiscal year ending December 31, 1999, and to discontinue the services of PricewaterhouseCoopers LLP, which had served as the company's independent accountant since May 1991. In connection with its audits for the past two fiscal years ended December 31, 1998 and 1997, there were no disagreements with PricewaterhouseCoopers, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In the past two fiscal years, PricewaterhouseCoopers' report did not contain an adverse opinion, or disclose an opinion and was not modified as to uncertainty, audit scope, or accounting principals.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

The directors, officers and significant employees of the Company are as follows:


                                                                                          Served as Director/
Name                         Age         Position with Company                               Officer Since
----                         ---         ---------------------                               -------------
Nat S Ostroff                59       Chairman of the Board of Directors                      January 1999

A. Robert Mancuso            61       President and CEO of the Company and Acrodyne           May 1991

Martin J. Hermann            60       Director of the Company                                 May 1991

David S. Smith               49       Director of the Company                                 January 1999

David B. Amy                 47       Director and Secretary of the Company                   January 1999

Richard P. Flam              56       Director of the Company                                 January 1999

Michael E. Anderson          44       Director of the Company                                 March 1999

Ronald  R Lanchoney          53       CFO of Acrodyne                                         August 1998

William H. Barclay           58       Vice President Manufacturing of Acrodyne                June 1999

     NAT S. OSTROFF has served as Chairman of the Board of Directors since he was elected at the special meeting of the stockholders of the Company, on January 27, 1999. Mr. Ostroff is Vice President for New Technology since joining Sinclair in January of 1996. Prior to joining Sinclair, he was the President and CEO of Comark Communications, Inc., a manufacturer of UHF transmission equipment. Mr. Ostroff founded Acrodyne Industries, Inc. in 1968 and served as its first President and CEO. He is the Chairman of ALTV Engineering Advisory Committee.

     A. ROBERT MANCUSO has been President and Chief Executive Officer of the Company since May 1991. Mr. Mancuso had also served as the Chairman of the Board of Directors of the Company from October 1994 through January 1999. Mr. Mancuso has also served as President and Chief Executive Officer of Acrodyne Industries, Inc. a wholly-owned subsidiary of the Company, since its acquisition by the Company in October 1994. From July 1991 to October 1994, he was also president of R.M. Hudson Co., Inc. financial consultants for mergers and acquisitions. From January 1987 to June 1991, he served as vice president of Reichhold Chemicals, a specialty chemical company. From January 1987 to June 1991, he also served as president of RBH Dispersions, another specialty chemical company. From July 1986 to December 1989, he was senior vice president of Polychrome Corporation, a manufacturer of film and printing plates for the ink industry. Prior to 1986, Mr. Mancuso was employed by Union Carbide Corporation for 26 years.

     MARTIN J. HERMANN has served as Secretary and General Counsel of the Company from May 1991 through January 27, 1999. Mr. Hermann serves as Director, a position he has held since May 1991. Mr. Hermann has been engaged in the private practice of law since 1963.

     DAVID D. SMITH has served as Director since he was elected at the special meeting of stockholders of the Company held on January 27, 1999. Mr. Smith has served as President, Chief Executive Officer and Chairman of the Board of Sinclair since September 1990. From 1984 to 1990, he served as General Manager of WPTT in Pittsburgh, Pennsylvania. In 1980, Mr. Smith founded Comark Television, Inc. From 1978 to 1986, Mr. Smith co-founded and served as an officer and director of Comark Communications, Inc.

     DAVID B. AMY has served as Director since he was elected at the special meeting of stockholders of the Company held on January 27, 1999. Mr. Amy has served as Chief Financial Officer of Sinclair since October 1994. In addition, he serves as Secretary of Sinclair Communications, Inc., a Sinclair subsidiary, which owns and operates Sinclair's broadcasting operations. From 1986 until October 1994, Mr. Amy served as Sinclair's Corporate Controller. Mr. Amy originally joined Sinclair in 1986, as a business manager for WPTT in Pittsburgh, Pennsylvania.

     RICHARD P. FLAM has served as Director since he was elected at the special meeting of stockholders of the Company held on January 27, 1999. Mr. Flam is a Consultant of RF, Microwave and Antenna technology to companies in the Electronics Manufacturing sector. From 1980 to 1996 he was President and CEO of Flam & Russell, Inc., a producer of sophisticated RF Equipment and Systems for military applications and a leader in test systems for Stealth Technology. Previously, he held management and engineering positions with Hazeltine Corporation and American Electronic Laboratories, Inc. Mr. Flam is a Fellow of the Institute of Electrical and Electronic Engineers and holds B.S. and M.S. degrees in Physics from Rensselaer Polytechnic institute and Rutgers University, respectively

     MICHAEL E. ANDERSON has served as Director since March 22, 1999. Mr. Anderson is a Managing Director in the Media Group at Merrill Lynch with a primary focus on the Broadcasting and Cable industries. Prior to joining Merrill Lynch in June 1999, Mr. Anderson was a member of the Media/Telecom Group at Salomon Smith Barney having joined the firm in June 1992. Mr. Anderson was formerly a Senior Vice President at Kidder, Peabody & Co. Incorporated, having served from 1983 to 1992 in various capacities, including assignments in the Media and Communications and Advisory group, as well as two years in their London office. From 1977 to 1981, Mr. Anderson served as an officer in the U.S. Navy. He received his M.B.A. from Columbia University and a B.S. from Cornell University.


     Directors will serve in such capacity until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board or pursuant to an employment agreement.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACTS

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

     Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with through December 31, 1999 and 1998.

Item 10.  Executive Compensation

EXECUTIVE COMPENSATION The following table summarizes the compensation earned by the Company's executive officers, for services provided during fiscal years 1999-1998.


                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                         Annual Compensation            Compensation
                                                    -----------------------------      --------------
                                                                                          Securities
Name and                         Fiscal                                  Other            Underlying
Principal Position                Year               Salary           Compensation        Options (#)
------------------                ----               ------           ------------        -----------
A. Robert Mancuso                 1999              $175,000           $900/month          175,000
President and CEO                 1998              $150,000          auto allowance          None

Nat S. Ostroff                    1999              $150,000                               300,000
Chairman of the Board             1998                  None                                  None

Ronald R. Lanchoney               1999              $90,000                                   None
CFO                               1998               90,000                                 50,000

William H. Barclay                1999              125,000                                 55,000
Vice-President Manufacturing      1998                 None                                   None

Mr. Lanchoney was hired as Chief Financial Officer on March 2, 1998 at an annual salary of $80,000. During the one month period prior to that date, Mr. Lanchoney served as consulting CFO to the Company, providing financial consulting services to the Company on a part-time basis. On August 31, 1998, Mr. Lanchoney began receiving compensation of $90,000. On March 17, 2000, Mr. Lanchoney resigned his position as CFO in order to pursue other interests.

On January 27, 1999 Mr. Nat Ostroff was elected as Chairman of the Board of Directors and Chairman of the Management committee of the Company and was granted compensation in the amount of $150,000 annually.

On June 1, 1999, William Barclay entered into an employment agreement with Acrodyne Industries, Inc. for a term of two years and was granted compensation in the amount of $125,000 annually.


                           Options/SAR Grants in Last Fiscal Year

The Company has three stock option plans approved by the Board of Directors and the Company's stockholders: the 1993 Stock Option Plan , the 1997 Stock Option Plan and the newly adopted 1999 Long-Term Incentive Plan.

     The purpose of the Stock Plans are to advance the interests of the Corporation by encouraging and enabling the acquisition of a larger personal propriety interest in the Corporation by employees and directors of, and consultants to, the Corporation and its Subsidiaries upon whose judgments and keen interest the Corporation is largely dependent for the successful conduct of its operations and by providing such employees, directors and consultants with incentives to put forth maximum efforts for the success of the Corporation's business. It is also expected that such incentives will enable the Corporation and its Subsidiaries to attract desirable personnel.

     1993 Stock Option Plan. Under this plan, options for 250,000 were granted to executive employees in 1993 and 1994, all of which are exercisable.

     1997 Stock Option Plan. Under this plan, options for 650,000 shares of Common Stock were granted. The exercise price of 450,000 was $4.50 per share. On October 16, 1998, the Board of Directors repriced the exercise price of these options to $3.00 per share. In January 1999, Mr. Mancuso received 175,000 stock options from this plan, at an exercise price of $3.88, as part of his 1999 Employment Agreement. In December of 1998, the Company granted 25,000 stock options from this plan at an exercise price of $3.50, to a consultant, Mesa Capital, for services. Such options were valued at $65,000 at the time of issuance and were recorded as an expense for fiscal year ending December 31, 1998.

     Both plans were amended on November 19, 1998 to make options exercisable for 10 years from the date of grant, unless prior to the expiration of such options, the option holder ceases to be employed by Acrodyne due to Acrodyne's termination for cause, the option holder's voluntary termination, or the option holder's death or permanent and total disability. In such events, the option remains exercisable for a period not extending beyond three months after the date of cessation of employment.

     1999 Long-Term Incentive Plan In March 1999, the Company adopted the 1999 Long-Term Incentive Plan under which awards may be granted in the form of stock, restricted stock, stock options, stock appreciation rights or cash. Under the 1999 Plan, the Company may make stock-based awards of up to an aggregate of 2,000,000 shares of Common Stock. On August 23, 1999 the Board granted 370,000 options to employees and Board members. The options have an exercise price of $2.34 per share.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR 1999
                               (Individual Grants)

Name                                                   Percent of
                                   Number of           Total Options
                                  Securities           Granted to         Exercise
                                  Underlying           Employees           Price                Expiration
                                   Options              In 1999           per Share                Date
                                   -------              -------           ---------                ----

A. Robert Mancuso                    175,000             32.15 %            $3.88             January 1, 2009

Nat Ostroff                          300,000             55.05 %            $2.34             August 23, 2009

William Barclay                       55,000             10.10 %            $2.34             August 23, 2009

Martin Hermann                         5,000               .90 %            $2.34             August 23, 2009

Richard Flam                           5,000               .90 %            $2.34             August 23, 2009

Michael Andersen                       5,000               .90 %            $2.34             August 23, 2009


Total grants in fiscal 1999          545,000               100  %


In January 1999, Mr. Mancuso received 175,000 stock options from the 1997 Stock Option Plan, at an exercise price of $3.88, as part of his 1999 Employment Agreement, 58,334 of these options became exercisable on January 4, 1999 and January 4, 2000. The remaining 58,334 options will become exercisable on January 4, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

                                                        Number of Securities
                                                       Underlying Unexercised      Value of Unexercised
                                                              Options              In-the-Money Options
                        Number          Shares              at Year End                 at Year End
                       of Held         Acquired           Exercisable (E)/           Exercisable (E)/
Name                   Options       on Exercise         Unexercisable (U)             Unexercisable
----                   -------       -----------         -----------------          ----------------

A. Robert Mancuso      612,500          - 0 -             E        554,166              E      $84,400
                                                          U         58,334              U           $0

Nat Ostroff            300,000          - 0 -             E        300,000              E     $123,000
                                                          U           None              U           $0

Ronald R. Lanchoney     50,000          - 0 -             E         50,000              E           $0
                                                          U           None              U           $0

William H. Barclay      55,000          - 0 -             E         27,500              E       11,275
                                                          U         27,500              U       11,275

Directors               15,000          - 0 -             E         15,000              E        6,150
                                                          U           None              U           $0


                              Employment Agreements

Mancuso Employment Agreement

As a condition to the Sinclair investment, the Company entered into an employment agreement with Mr. Mancuso (the "Employment Agreement"). The Employment Agreement has an initial three year term, and commences on January 4, 1999 and automatically renews for successive two year terms. Mr. Mancuso is entitled to a minimum base salary of $175,000 per year and an annual bonus, not to exceed his base salary, equal to 5% of Acrodyne's earnings before interest and taxes for each fiscal year, excluding costs for research and development, as determined from Acrodyne's audited statement of operations. In addition, Mr. Mancuso was given options to purchase up to 175,000 shares of Common Stock under the 1997 stock option plan Mr. Mancuso also has an automobile allowance of $900.00 per month. Mr. Mancuso's employment agreement includes a non-competition obligation that extends for two years following the expiration of the agreement or the earlier termination of his employment. Mr. Mancuso is entitled, upon his termination without cause, to a severance payment in an amount equal to his base salary for the then-remaining term of his employment agreement plus one additional year of base salary.

Barclay Employment Agreement

The Company entered into an employment agreement with Mr. Barclay (the "Employment Agreement"). The Employment Agreement has an initial two year term commencing on June 1, 1999. The agreement may be renewed and or renegotiated for an additional two (2) year terms or more after the Term subject to the mutual approval of Employee and Company management. Mr. Barclay is entitled to an annual base salary of $125,000 during the term. The base salary may be increased from time to time by the Company at its discretion.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of shares of Common Stock, as of December 31, 1999, and 8% Preferred Stock, as of the same date, by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock or 8% Preferred Stock, (ii) each director, (iii) each director nominee, (iv) the executive officers and (v) all directors and officers as a group:

    (1)                        (2)                           (3)                      (4)
                                                                                    Percent
                           Name & Address            Amount & Nature of            of Voting
Title of Class        of Beneficial Owner (a)      Beneficial Ownership              Stock
--------------        -----------------------      --------------------            --------
Common Stock          Sinclair                     2,897,999 shares (b)             42.66%

Common Stock          A. Robert Mancuso              609,166 shares (c)              8.97%

Common Stock          Martin J. Hermann               68,000 shares (d)              0.90%

Common Stock          Scorpion                       500,000 shares (e)              7.36%

Common Stock          Ronald R. Lanchoney             50,000 shares (f)              0.35%

Common Stock          Nat Ostroff                    300,000 shares (g)              4.42%

Common Stock          William H .Barclay              27,500 shares (h)              0.41%

                      All officers and directors
                      as a group (8 persons)       1,054,666 shares (i)             15.53%

                                                       Preferred Stock
                                                   assuming conversion
                                                     into Common Stock
                                                   -------------------

8% Preferred Stock    Furst Associates                85,116 shares (j)              1.26%

8% Preferred Stock    Eagle Partners                  45,672 shares (j)              0.68%

8% Preferred Stock    FM Partners                     35,292 shares (j)              0.52%

8% Preferred Stock    Dynamic Value Partners          13,840 shares (j)              0.21%

(a) The address of Sinclair Broadcast Group, Inc. is 10706 Beaver Dam Road, Cockeysville, Maryland 21030 The address of Mr. Mancuso, Mr. Lanchoney, Mr. Ostroff and Mr. Barclay is c/o the Company, 516 Township Line Road, Blue Bell, Pennsylvania 19422. The address of Mr. Hermann is 725 Glen Cove Avenue, Glen Head, New York 11545. The address of Furst Associates, Eagle Partners and FM Partners is Suite 105, 621 E. Germantown Pike, Plymouth Valley, Pennsylvania 19401. The address of Dynamic Value Partners is 1959 Fourth Street, South Naples, Florida 34102.

(b) Includes 1,431,333 shares of Common Stock issued to Sinclair under the subscription agreement, includes 800,000 shares of Common Stock which Sinclair purchased from the Scorpion Investors and 666,666 shares of Common Stock issuable upon the exercise of warrants exercisable immediately after the closing of the Sinclair Investment on January 27, 1999.

(c) Includes 237,500 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Mancuso consisting of (i) 137,500 shares of Common Stock issuable pursuant to the 1993 Stock Option Plan, of which 100,000 and 37,500 options vested on October 14, 1995 and June 9, 1996, respectively and (ii) 100,000 shares of Common Stock issuable upon the exercise of options issued pursuant to the terms of Mr. Mancuso's 1994 employment agreement, of which 33,333 options vested on January 1, 1995 ,1996 and 1997. Includes 200,000 shares of Common Stock granted under the 1997 Stock Option Plan of which 200,000 vested on June 30, 1997, 1998 and 1999. Includes 175,000 shares of Common Stock granted according to the 1999 Employment Agreement under the 1997 Stock Option Plan of which 116,666 vested on January 4, 1999 and January 4, 2000


(d) Includes 20,000 shares of Common Stock issuable upon the exercise of vested options granted under Acrodyne's 1997 Stock Option Plan.. Includes 5,000 shares of Common Stock upon the exercise of vested options under the 1999 Long Term Incentive Plan.

(e) Includes 500,000 shares of Common Stock issuable upon the exercise of warrants granted under a Stock Purchase Plan.

(f) Includes 50,000 shares of Common Stock issuable upon the exercise of vested options granted under the 1997 Stock Option Plan.

(g) Includes 300,000 shares of Common Stock issuable upon the exercise of options granted under the 1999 Long Term Incentive Plan.

(h) Includes 27,500 shares of Common Stock issuable upon the exercise of vest on options granted under the 1999 Long Term Incentive Plan.

(i) Reflects beneficial ownership of all directors and officers and includes 1,054,666 shares of Common Stock issuable upon the exercise of options. None of the officers or directors of Acrodyne beneficially owns any shares of Preferred Stock.

(j) Preferred Stockholders own in aggregate 6,500 share of Preferred Stock at a conversion rate at which one share of Preferred Stock equals 27.68 shares of Common Stock. Furst Associates owns 3,075 shares of Preferred Stock or 47.31% of the issued and outstanding Preferred Stock. Eagle Partners owns 1,650 shares of Preferred Stock or 25.38% of the issued and outstanding Preferred Stock. FM Partners owns 1,275 shares of Preferred Stock or 19.62% of the issued and outstanding Preferred Stock and Dynamic Value Partners owns 500 shares of Preferred Stock or 7.69% of the issued and outstanding Preferred Stock. Since the Preferred class does not vote as an independent class, this table assumes the conversion of all Preferred Stock to Common Stock to accurately reflect beneficial ownership.

Certain Relationships and Related Transactions

On January 27, 1999 Sinclair Broadcast Group acquired a significant equity interest in Acrodyne. Pursuant to the subscription agreement, Sinclair has made a cash infusion of $4.3 million in Acrodyne in receipt of 1,431,333 shares of Acrodyne's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon Acrodyne's achievement of increased product sales or sales of products with new technology. Sinclair has also acquired an additional 800,000 shares of common stock previously held by the Scorpion/New Light investment group. Sinclair now holds an aggregate of 2,231,333 shares of Acrodyne, representing approximately 32.85% of issued common stock, assuming no warrants are exercised. If Sinclair were to exercise all warrants received pursuant to the Subscription Agreement, Sinclair would own 10,950,558 shares of Common Stock, representing 59.06% of all outstanding voting stock on a fully diluted basis.

Acrodyne and the Company established a $2,500,000 credit facility with a bank for working capital purposes, described in Liquidity and Capital Resources. The bank required that Sinclair guarantee the Company's obligations. Interest is payable on a formula basis and in the form of the Company's common stock. The Company has compensated Sinclair with $200,000 payable in the form of the Company's common stock for this guarantee.

During November 1999, the Company entered into a sub-lease agreement with Sinclair for its' new manufacturing facility. Under the terms of this agreement, the Company has compensated Sinclair on the lease execution date, $70,000 payable in the form of the Company's common stock and also on each lease anniversary date $70,000 payable in the form of the Company's common stock.

During March 2000, the Company entered into a license agreement with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital transmitters lines. Under the terms of this agreement, the Company will pay to Sinclair an annual royalty of $300,000 for 5 years. Following the fifth year of the License agreement, the Company shall pay to Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.

During March 2000, the Company entered into a subordinated debenture agreement with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share.



DESCRIPTION OF EXHIBIT

3.1*        Certificate of Incorporation of Acrodyne Holdings, Inc

3.2*        By-Laws of Acrodyne Holdings, Inc., as amended to date

3.3*        Certificate of Incorporation of Acrodyne Industries, Inc

3.4*        By-Laws of Acrodyne Industries, Inc., as amended to date

3.5*** Certificate of Amendment to Certificate of Incorporation of Registrant Changing its Name from Acrodyne Holdings, Inc. toAcrodyne Communications, Inc

3.6*** Form of Certificate of Designation Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations, Restrictions, of the 8% Convertible Redeemable Preferred Stock of Acrodyne Communications, Inc

4.1*        Specimen Share Certificate

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

10.2*       Form of Senior Subordinated Installment Promissory Note

10.3* Hulick and Traynor Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc., Dr. Timothy Hulick, Daniel Traynor and Acrodyne Industries, Inc. (without exhibits), as amended

10.3A* Amendment No. 2, dated September 21, 1994, to the Hulick and Traynor Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc., Dr. Timothy Hulick, Daniel Traynor and Acrodyne Industries, Inc

10.4* Minority Shareholders' Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc. and certain minority shareholders of Acrodyne Industries, Inc. (without exhibits), as amended-

10.4A* Amendment No. 2, dated September 21, 1994, to the Minority Shareholders' Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc. and certain minority shareholders of Acrodyne Industries, Inc.

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

10.8*       Form of Mancuso Employment Agreement

10.9*       Form of Hulick Employment Agreement

10.10*      Form of Traynor Employment Agreement

10.11*      1993 Stock Option Plan of the Company

10.12*      Form of Warrant Agreement

10.13* Confirmation Letter, dated September 13, 1994, from CoreStates Bank, N.A. regarding a line of credit of up to $1,200,000.

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

10.17*** Form of Subscription Agreement, dated March 29, 1996 between Acrodyne Communications, Inc. and (i) Furst Associates and (ii) Eagle Partners.

10.18*** Form of Subscription Agreement, dated May 7, 1996 between Acrodyne Communications, Inc. and (i) FM Partners and (ii) Dynamic Value Partners.

10.19 Form of Subscription Agreement, dated Nov. 7, 1997 between Acrodyne Communications, Inc. and Newlight Associates L.P., Newlight Associates (B.V.I.), Scorpion-Acrodyne Investors LLC and S-A partners

10.20       Form of PNC Bank Loan Agreement

10.21       Form of Guaranty and Lease Compensation Agreement

10.22       Form of Barclay Employment Agreement

10.23       Form of Debenture Agreement with Sinclair

21.0***     Subsidiaries of the Registrant

23.1        Consent of Independent Accountants

27.0        Financial Data Schedule

* Incorporated by reference to the Form SB-2 filed by the Registrant (file number 33-82910 with the U.S. Securities and Exchange Commission on October 11, 1994

** Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0-24886) with the SEC for its fiscal year ended December 31, 1995.

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

         Acrodyne Communications Inc.
                  (Registrant)

By       /s/Nathaniel Ostroff
-------------------------------------------------------------------
              Nathaniel Ostroff, Chairman of the Board of Directors

Date     3-30-2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on the behalf of the registrant and in the capacities and on the dates indicated.

By       /s/A. Robert Mancuso
--------------------------------------------------------------------------------
                  A. Robert Mancuso, President and CEO of Acrodyne
Date     3-30-2000


By       /s/Martin J. Hermann
--------------------------------------------------------------------------------
                  Martin J. Hermann, Director
Date     3-30-2000


By       /s/David Smith
--------------------------------------------------------------------------------
                  David Smith, Director
Date     3-30-2000


By       /s/David Amy
--------------------------------------------------------------------------------
                  David Amy, Director
Date     3-30-2000


By       /s/Michael E. Anderson
--------------------------------------------------------------------------------
                  Michael E. Anderson, Director
Date     3-30-2000


By       /s/Richard P. Flam
--------------------------------------------------------------------------------
                  Richard P. Flam, Director
Date     3-30-2000


By       /s/Dr. Shamir A. Ally
--------------------------------------------------------------------------------
                  Dr. Shamir A. Ally, Corporate Controller of Acrodyne
Date     3-30-2000

ACRODYNE COMMUNICATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998
TOGETHER WITH AUDITORS' REPORT

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Acrodyne Communications, Inc.:

We have audited the accompanying consolidated balance sheet of Acrodyne Communications, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP

Philadelphia, Pa.,
   March 28, 2000

                        Report of Independent Accountants




To the board of Directors and Shareholders
  Acrodyne Communications, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and its subsidiary at December 31, 1998, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Philadelphia, PA
March 31, 1999

                          ACRODYNE COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31
                                                                    ------------------------------
                                                                         1999              1998
                                                                    ------------      ------------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $    664,950      $    983,695
   Short-term investments                                                200,000                --
   Accounts receivable, net of allowance for doubtful accounts
      of $60,000 and $62,565 at December 31, 1999 and 1998             1,335,158         1,497,197
   Inventories                                                         6,401,277         4,325,445
   Prepaid assets and deposits                                           412,108           170,958
   Other assets                                                          220,000                --
                                                                    ------------      ------------

                  Total current assets                                 9,233,493         6,977,295

PROPERTY, PLANT AND EQUIPMENT, net                                       570,182           504,469

NON-COMPETE AGREEMENT, net                                               360,822           435,822

GOODWILL, net                                                          3,899,211         4,055,707
                                                                    ------------      ------------

                  TOTAL ASSETS                                      $ 14,063,708      $ 11,973,293
                                                                    ============      ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $  1,801,883      $  2,119,604
   Accrued expenses                                                      516,405           386,363
   Customer advances                                                     984,268           161,418
   Line of credit                                                      1,613,404         1,275,000
   Current portion capital lease obligations                              69,947            75,630
   Other current liabilities                                              16,500                --
                                                                    ------------      ------------

                  Total current liabilities                            5,002,407         4,018,015
CAPITAL LEASE OBLIGATIONS                                                 12,021            69,824
NON-COMPETE LIABILITY (Note 6)                                           845,990           712,168
                                                                    ------------      ------------

                  Total liabilities                                    5,860,418         4,800,007
                                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
   Convertible, redeemable, preferred stock, par value $1.00;
      1,000,000 shares authorized, 6,500 and 333,030 shares
      outstanding in 1999 and 1998, respectively                           6,500           333,030
   Common stock, par value, $.01; 30,000,000 shares authorized,
      6,794,161 and 5,331,670 shares issued and outstanding in
      1999 and 1998, respectively                                         67,942            53,317
   Additional paid-in capital                                         20,750,148        17,720,449
   Accumulated deficit                                               (12,621,300)      (10,933,510)
                                                                    ------------      ------------

                  Total shareholders' equity                           8,203,290         7,173,286
                                                                    ------------      ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 14,063,708      $ 11,973,293
                                                                    ============      ============

   The accompanying notes are an integral part of these financial statements.

                          ACRODYNE COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          For the Year Ended
                                                                            December 31
                                                                   ------------------------------
                                                                        1999              1998
                                                                   ------------      ------------
NET SALES                                                          $ 12,705,914      $ 11,726,719

COST OF SALES                                                         9,573,561         9,602,301
                                                                   ------------      ------------

           Gross profit                                               3,132,353         2,124,418
                                                                   ------------      ------------

OPERATING EXPENSES:
   Engineering, research and development                                920,047         3,171,359
   Selling                                                            1,387,737         1,998,915
   Administration                                                     1,983,423         2,082,741
   Amortization of intangible assets                                    231,496           231,496
   Charge for non-compete liability adjustment                          145,226                --
                                                                   ------------      ------------

           Total operating expenses                                   4,667,929         7,484,511
                                                                   ------------      ------------

           Operating loss                                            (1,535,576)       (5,360,093)

OTHER INCOME (EXPENSE):
   Interest expense, net                                               (154,713)          (72,790)
   Other income                                                           2,499               609
                                                                   ------------      ------------

           Loss before income taxes                                  (1,687,790)       (5,432,274)

INCOME TAXES                                                                 --                --
                                                                   ------------      ------------

NET LOSS                                                           $ (1,687,790)     $ (5,432,274)
                                                                   ============      ============

DIVIDEND ON 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK                   (89,361)          (81,975)
                                                                   ------------      ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                         $ (1,777,151)     $ (5,514,249)
                                                                   ============      ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                      $      (0.27)     $      (1.04)
                                                                   ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED        6,659,304         5,321,188
                                                                   ============      ============


   The accompanying notes are an integral part of these financial statements.

                          ACRODYNE COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                       Preferred Stock                          Common Stock
                                               ---------------------------------------------------------------------
                                                 Shares              Amount              Shares              Amount
BALANCE AT DECEMBER 31, 1997                       6,500           $   6,500           5,314,270          $  53,143
   Issuance of shares in connection
    with warrant exercise                             --                  --              17,400                174
   Sales of Series A preferred shares            326,530             326,530                  --                 --
   Issuance of options for services                   --                  --                  --                 --
   Dividends on preferred stock                       --                  --                  --                 --
   Net loss                                           --                  --                  --                 --
                                               ---------           ---------           ---------          ---------

BALANCE AT DECEMBER 31, 1998                     333,030             333,030           5,331,670             53,317
   Redemption of Series A preferred
     shares                                     (326,530)           (326,530)                 --                 --
   Issuance of stock and warrants                     --                  --           1,431,333             14,313
   Exercise of warrants                               --                  --              31,158                312
   Dividends on preferred stock                       --                  --                  --                 --
   Net loss                                           --                  --                  --                 --
                                               ---------           ---------           ---------          ---------

BALANCE AT DECEMBER 31, 1999                       6,500           $   6,500           6,794,161          $  67,942
                                               =========           =========           =========          =========


                                                 Additional                                       Total
                                                  Paid-In              Accumulated             Shareholders'
                                                  Capital                Deficit                  Equity

BALANCE AT DECEMBER 31, 1997                   $ 17,055,970           $ (5,501,236)          $ 11,614,377
   Issuance of shares in connection
    with warrant exercise                            35,316                     --                 35,490
   Sales of Series A preferred shares               646,138                     --                972,668
   Issuance of options for services                  65,000                     --                 65,000
   Dividends on preferred stock                     (81,975)                    --                (81,975)
   Net loss                                              --             (5,432,274)            (5,432,274)
                                               ------------           ------------           ------------

BALANCE AT DECEMBER 31, 1998                     17,720,449            (10,933,510)             7,173,286
   Redemption of Series A preferred
     shares                                        (672,001)                    --               (998,531)
   Issuance of stock and warrants                 3,791,061                     --              3,805,374
   Exercise of warrants                                  --                     --                    312
   Dividends on preferred stock                     (89,361)                    --                (89,361)
   Net loss                                              --             (1,687,790)            (1,687,790)
                                               ------------           ------------           ------------

BALANCE AT DECEMBER 31, 1999                   $ 20,750,148           $(12,621,300)          $  8,203,290
                                               ============           ============           ============

   The accompanying notes are an integral part of these financial statements.

                          ACRODYNE COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                       1999                  1998
                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(1,687,790)          $(5,432,274)
   Adjustments to reconcile net loss to net cash
     used in operating activities-
       Depreciation and amortization                                   371,763               453,514
       Other non-cash expenses (see Note 9)                            145,226                65,000
       Changes in assets and liabilities--
         Accounts receivable                                           162,039              (554,014)
         Inventories                                                (2,075,832)              946,004
         Prepaid expenses and deposits                                (461,150)              (65,891)
         Note receivable                                                    --                85,436
         Accounts payable                                             (317,721)              968,232
         Accrued expenses and deferred revenue                         146,542               147,567
         Customer advances                                             822,850              (185,960)
                                                                   -----------           -----------

                Net cash used in operating activities               (2,894,073)           (3,572,386)
                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (205,980)              (22,538)
   Purchase of short-term investment                                  (200,000)                   --
                                                                   -----------           -----------

                Net cash used in investing activities                 (405,980)              (22,538)
                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                        3,805,374                    --
   Proceeds from issuance of preferred stock                                --               972,668
   Redemption of Series A preferred stock                             (998,531)                   --
   Proceeds from exercise of warrants                                      312                35,490
   Payments on promissory notes                                             --              (540,000)
   Borrowings under line of credit                                     338,404             1,275,000
   Capital lease repayments                                            (63,486)              (83,379)
   Repayments on non-compete liability                                 (11,404)              (10,479)
   Cash dividends to stockholders                                      (89,361)              (81,975)
                                                                   -----------           -----------

                Net cash provided by financing activities            2,981,308             1,567,325
                                                                   -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (318,745)           (2,027,599)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         983,695             3,011,294
                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   664,950           $   983,695
                                                                   ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                          $   221,209           $   170,302
                                                                   ===========           ===========
   Property and equipment acquired through capital leases          $    20,350           $    37,555
                                                                   ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                          ACRODYNE COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


1.       BACKGROUND:

Organization

Acrodyne Holdings, Inc. (the "Company"), a Delaware corporation, was formed in May 1991. In 1995, the Company changed its name to Acrodyne Communications, Inc.

On May 16, 1994, the Company entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc. ("Acrodyne Industries"), a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification. The acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering (see Note 9).

Operations and Business Risk

Due to the nature of the Company's business, it is subject to various risks including, but not limited to, technological and market acceptance of its product, capital availability, dependence on management and other risks associated with companies in similar stages of development.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses and, as of December 31, 1999, has an accumulated deficit of $12,621,300. In addition, the Company has incurred operating cash flow deficits of $2,894,073 and $3,572,386 in 1999 and 1998, respectively. These losses have been funded primarily with proceeds from the sale of equity securities, including $3,805,374 from common stock and warrants sold to Sinclair Broadcast Group, Inc. ("Sinclair") in 1999. As of December 31, 1999, Sinclair owns 32.8% of the Company's common stock and has warrants to purchase 8,719,225 additional shares (see Notes 9 and 11). Sinclair has provided a guarantee of the Company's $2,500,000 credit facility. In March 2000, Sinclair agreed to provide additional funds to the Company of up to $2,000,000 under the terms of a subordinated debenture. Sinclair has committed to provide the necessary level of financial support to the Company to enable it to pay its debts as they become due and fund operating and investing needs through January 1, 2001. Achieving profitability depends upon: (1) market acceptance of the Company's product and (2) the Company's ability to raise the necessary capital to fund operating needs and finance the planned investment. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs, or to generate sufficient revenues to achieve or sustain profitability in the future.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summarizes the significant accounting policies employed by the Company in preparation of its financial statements:

Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Acrodyne Industries. All intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Short-term Investments

Short-term investments of $200,000 at December 31, 1999 is comprised of a certificate of deposit with an original maturity of six months.

Inventory

Inventory is valued at the lower of cost or market on a first-in, first-out basis.

Property and Equipment

Property and equipment are carried at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to operations when incurred. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed are removed from the respective accounts and any resulting gain or loss is recorded in the statement of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (primarily three to seven years). Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease terms. Capital leases are depreciated over their useful lives or lease term, as applicable.

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

Concentration of Credit Risk

The Company's customers are domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales approximated $2,671,475 and $3,403,339 for the years ended December 31, 1999 and 1998, respectively. One customer (see Note 11) represented approximately 25% of sales in 1999. Sales made to this customer totaled $3,209,565 and $0 during 1999 and 1998, respectively.

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


Research and Development

Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering, research and development in the accompanying consolidated statement of operations. Research and development costs of $37,613 and $3,171,359 were charged to expense during the years ended December 31, 1999 and 1998, respectively.

Income Taxes

The Company records deferred income taxes for the estimated future tax effects of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is recorded against deferred tax assets when it is concluded that it is more likely than not that the related tax benefit will not be realized.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. The Company's financial instruments include accounts receivable and debt. The fair value of these financial instruments approximate their recorded book value as of December 31, 1999 and 1998.

Impairment of Long-Lived Assets

The Company periodically performs analyses on the recoverability of long-lived assets. Any excess of the carrying amount of an asset over the estimated future undiscounted cash flows associated with the asset would be recorded as an impairment loss in the consolidated statement of operations. No impairment losses were recorded during 1999 or 1998.

New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 130 and No. 131, which were required to be adopted in 1998, had no effect on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133, as amended by SFAS No. 137, is required to be adopted by the Company on January 1, 2001. Management is currently assessing the effect of this pronouncement; however, management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

3.   EARNINGS PER SHARE:

Basic earnings per share are computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Due to the Company's net loss in 1999 and 1998, the incremental shares issuable in connection with convertible preferred stock, stock options and warrants are anti-dilutive and, accordingly, are not considered in the calculation (see Note
9).

4.   INVENTORIES:

Inventories consist of the following:

                                                               December 31
                                                   ---------------------------------
                                                       1999                  1998
                                                   -----------           -----------
Raw materials                                      $ 2,508,061           $ 2,779,646
Work-in-process                                      2,536,386               576,973
Finished goods                                       1,743,830             1,324,826
                                                   -----------           -----------
                                                     6,788,277             4,681,445

Reserve for excess and obsolete inventory             (387,000)             (356,000)
                                                   -----------           -----------

                                                   $ 6,401,277           $ 4,325,445
                                                   ===========           ===========

The reserve for excess and obsolete inventory reduces inventory to its estimated net realizable value.

5.   PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                               December 31
                                     ---------------------------------
                                         1999                   1998
                                     -----------           -----------

Test equipment                       $   674,417           $   585,678
Machinery and equipment                   63,522                59,564
Office equipment                         320,212               272,993
Automobile                                11,043                11,043
Leasehold improvements                    76,205                76,205
Purchased computer software               98,666                29,342
                                     -----------           -----------

                                       1,244,065             1,034,825

Accumulated depreciation                (673,883)             (530,356)
                                     -----------           -----------

                                     $   570,182           $   504,469
                                     ===========           ===========


Depreciation expense amounted to $140,267 and $222,019 for the years ended December 31, 1999 and 1998, respectively.

Property and equipment at December 31, 1999 and 1998 includes assets (primarily test equipment) under capital leases of $226,787 and $235,093, net of accumulated depreciation of $76,498 and $82,883, respectively.

6.   NON-COMPETE AGREEMENT:

In connection with the acquisition of Acrodyne Industries, the Company entered into a non-compete agreement with the selling shareholder. In consideration for this agreement not to compete, the Company is obligated to make annual payments to the selling shareholder equal to $65,000 and pay for certain benefits for the remainder of his life. The Company recorded the actuarial present value of the estimated payments of $750,000 related to this agreement as an asset and established a corresponding liability. During the years ended December 31, 1999 and 1998, the Company recorded interest expense of $63,661 and $64,231, respectively, relating to this liability.

The intangible asset associated is being amortized on a straight-line basis over a ten-year period. Amortization expense of $75,000 was recorded during each of the years ended December 31, 1999 and 1998. Accumulated amortization totaled $389,178 and $314,178 at December 31, 1999 and 1998, respectively.

In 1999, the Company recorded a charge of $145,226 in the accompanying statement of operations to adjust the liability to its estimated actuarial net present value. The significant actuarial assumptions used to compute this liability at December 31, 1999 include:

                  Discount rate - 8%
                  Mortality - 1983 Group Mortality Table

7.   GOODWILL:

In connection with the 1994 acquisition of Acrodyne Industries (see Note 1), the Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over 30 years. Amortization charged to expense during the years ended December 31, 1999 and 1998 amounted to $156,495 in each year. Accumulated amortization at December 31, 1999 and 1998 totaled $812,062 and $655,567, respectively.

8.   DEBT:

Capital lease obligations and lines of credit consist of the following:


                                              December 31
                                   ---------------------------------
                                       1999                  1998
                                   -----------           -----------

Line of credit                     $ 1,613,404           $ 1,275,000
Capital lease obligations               81,968               145,454
                                   -----------           -----------

                                     1,695,372             1,420,454
Current portion                     (1,683,351)              (75,630)
                                   -----------           -----------

                                   $    12,021           $ 1,344,824
                                   ===========           ===========

Principal payments on debt over the next five years are as follows:

2000                                                 $   1,683,351
2001                                                        12,021
2002                                                            --
2003                                                            --
2004                                                            --
Thereafter                                                      --
                                                     -------------
                                                     $   1,695,372
                                                     =============

In September 1999, the Company entered into a new credit facility (the "Credit Facility") with PNC Bank, National Association which provides for a $2,500,000 line of credit. The Credit Facility bears interest at LIBOR plus 200 basis points and replaced a prior $2,000,000 line of credit facility maintained with another bank. The Credit Facility is collateralized by all personal property of the Company and is guaranteed by Sinclair. The Credit Facility expires on July 31, 2000. The weighted-average interest rate and total interest expense related to the lines of credit during 1999 were 6.4% and $78,610, respectively. Average borrowings related to the line of credit during 1999 were $1,221,000. Borrowing during 1999 ranged from $0 to $1,700,000.

In connection with the Credit Facility, the Company is obligated to maintain minimum tangible net worth, as defined, of $4,500,000. As of December 31, 1999, the Company was not in compliance with the terms of the Credit Facility with respect to minimum tangible net worth. The Company has obtained a waiver for the 1999 event of default.

9.   SHAREHOLDERS' EQUITY:

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

During 1998, the Company sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") in a private placement for net proceeds of $972,668. In connection with this private placement, the Company issued warrants to purchase up to 525,000 shares of common stock at an exercise price of $3.00 per share. The warrants are exercisable through November 7, 2002. On January 27, 1999, the Series A Preferred Stock was redeemed by the Company for $998,531.

Common Stock

On November 7, 1997, the Company sold 800,000 shares of common stock and warrants to purchase up to an additional 500,000 shares of common stock for aggregate net proceeds of $1,981,800. The warrants issued in connection with this transaction carry an exercise price of $3.00 per common share and expire on November 7, 2002.

On January 27, 1999, the Company increased the number of authorized shares of common stock from 10,000,000 to 30,000,000. Concurrent with this change, the Company sold 1,431,333 shares of common stock and warrants to purchase up to an additional 8,719,225 shares of common stock to Sinclair in a private placement for aggregate proceeds of $4,300,000. The warrants carry exercise prices ranging from $3.00 to $6.00 per share and expire in 2 to 7 years. As a condition of the transaction, Sinclair has the right to appoint three of the Company's five directors. Transaction costs of approximately $495,000 were incurred in connection with this transaction. The Company utilized $998,531 of the proceeds from this transaction to redeem the Series A Preferred Stock as discussed above.

Warrants and Options

In 1998, warrants to purchase 13,000 shares of common stock were exercised for proceeds of $35,490. In addition, the warrant holder utilized the cashless exercise feature of an additional 5,600 warrants to acquire 4,400 shares of common stock of the Company.

Also in 1998, the Company issued options to purchase 25,000 shares of common stock at an exercise price of $3.50 to a consultant for services. The options expire on June 5, 2008 and were valued at $65,000 at the time of issuance. Such amount was recorded as additional paid-in capital and as an administrative expense.

The following warrants and options (excluding employee stock options) were outstanding at December 31, 1999 and 1998:

                                       Exercise
        1999            1998             Price            Expiration Date

        --              16,000        $6.30               June 30, 1999
        --              50,000         3.00               October 24, 1999
        --             131,400         2.73               October 24, 1999
        --             140,000         4.50               March 31, 1999
        --             225,000         5.00               March 31, 1999
      200,000          200,000         6.00               May 24, 2001
      500,000          500,000         3.00               November 7, 2002
       25,000           25,000         3.50               June 5, 2008
      525,000          525,000         3.00               September 4, 2003
    2,000,000              --          3.00               January 26, 2006
      714,225              --          3.00               January 26, 2006
    6,000,000              --          3.00 - 6.00        January 26, 2006
 ------------     ------------
    9,964,225        1,812,400
 ============     ============

Employee Stock Options

In December 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"). A total of 250,000 shares of common stock options were issuable under the 1993 Plan. The options may be incentive stock options or non-qualified stock options. The maximum term of each option under the 1993 Plan is 10 years.

In April 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") under which 650,000 options have been authorized. In June 1998, the Board granted 450,000 options under the 1997 Plan to employees. The options had an exercise price of $4.50 per share. On October 16, 1998, the Board of Directors repriced the exercise price of these options to $3.00 per share.

In January 1999, the Board granted 175,000 options under the 1997 Plan to an employee. The options had an exercise price of $3.88 per share. The fair market value of the Company's stock on the date of grant was $2.81. No compensation related to the option grant was recorded in 1999.

In March 1999, the Company adopted the 1999 Long-Term Incentive Plan (the "1999 Plan") under which awards may be granted in the form of stock, restricted stock, stock options, stock appreciation rights or cash. Under the 1999 Plan, the Company may make stock-based awards of up to an aggregate of 2,000,000 shares of common stock. In August 1999, the Board granted 370,000 options to employees and Board members under the 1999 Plan. The majority of these options vested immediately. The options had an exercise price of $2.34 per share. The fair market value of the Company's stock on the date of grant was $2.31. No compensation related to these option grants was recorded in 1999.

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its option plans. Had compensation cost for the Company stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                 December 31
                                                   --------------------------------------
                                                          1999                1998
                                                   ----------------     -----------------
Net loss:
   As reported                                     $     (1,687,790)    $     (5,432,274)
   Pro forma                                             (2,332,784)          (6,094,774)

 Net loss per common share (basic and diluted):
   As reported                                     $          (0.27)    $          (1.04)
   Pro forma                                                  (0.35)               (1.16)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following parameters: 60% volatility, 5.5% risk-free rate, 0% dividend yield and five-year option life.

A summary of the awards under the Company's stock option plan during the years ended December 31, 1999 and 1998 is presented below:

                                                  December 31, 1999              December 31, 1998
                                             ---------------------------------------------------------------
                                                               Weighted                       Weighted
                                                                Average                       Average
                                                               Exercise                       Exercise
                                                 Shares          Price         Shares          Price
     Outstanding at
       beginning of year-                         800,000    $      3.16         350,000   $      3.36
          Granted                                 545,000    $      2.83         900,000   $      3.75
          Exercised                                   --                             --
          Rescinded/forfeited                         --                        (450,000)  $      4.50
                                             ------------                   ------------

     Outstanding at end of year                 1,345,000    $      3.03         800,000   $      3.16
                                             ============                   ============

     Options exercisable at year-end              900,833                        600,000

     Weighted average fair value of
       options granted during the year                       $      2.31                   $      2.00

10.  INCOME TAXES:

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

                                                                                 December 31
                                                                      -------------------------------
                                                                            1999              1998
 Income tax (benefit) at statutory federal rates                      $    (590,727)    $  (1,901,296)
 State tax (benefit), net of federal tax benefit                            (84,390)         (271,614)
 Goodwill amortization                                                       62,598            62,598
 Non-deductible compensation                                                  --               26,000
 Other permanent differences                                                 11,600            11,601
 Increase in valuation allowance                                            600,919         2,072,711
                                                                      -------------     -------------
                                                                      $          --     $          --
                                                                      =============     =============


The components of the net deferred income tax asset (liability) are as follows:

                                                                                  December 31
                                                                      -------------------------------
                                                                            1999              1998
Tax loss carryforwards (book basis)                                   $    4,831,213   $    4,156,097

 Deferred tax assets:
   Uniform tax cost capitalization                                           478,615          319,749
   Non-compete agreement                                                     257,862          211,576
   Inventory reserves                                                        154,800          142,400
   Book in excess of tax depreciation                                          6,460              --
   Other deferred tax assets                                                  88,380           85,407
                                                                      --------------    -------------

                                                                           5,817,330        4,915,229
 Deferred tax liability in excess of depreciation                                --           (38,218)
                                                                      --------------    -------------

 Net deferred tax assets                                                   5,817,330        4,877,011

 Valuation allowance                                                      (5,817,330)      (4,877,011)
                                                                      --------------    -------------

                                                                      $           --    $          --
                                                                      ==============    =============

A full valuation allowance has been established against the Company's net deferred tax asset and loss carryforwards due to the uncertainty about the realizability of the tax benefits related to such items.

The Company's tax loss carryforwards, which begin to expire in 2011, totaled approximately $10,288,000 and $8,600,000 at December 31, 1999 and 1998,
respectively.

11.  RELATED PARTY:

As discussed in Note 9, on January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. As of December 31, 1999, Sinclair holds an aggregate of 2,231,333 shares of the Company's common stock, representing approximately 32.8% of issued common stock assuming no warrants are exercised.

During November 1999, the Company entered into a guarantee and lease compensation agreement (the "Agreement") with Sinclair, intended to be effective September 16, 1999. In connection with the $2,500,000 Credit Facility discussed in Note 8, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company's obligation with respect to the Credit Facility. Under the Agreement and as compensation to Sinclair for the guarantee, the Company will compensate Sinclair as follows: (1) $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999), and (2) on October 1, 2000 and on each year thereafter until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock. The $200,000 due Sinclair under the terms of the guarantee was capitalized and is being amortized as interest expense over the guarantee period. Related to this guarantee, $50,000 of interest expense was recorded during 1999.

During November of 1999, the Company entered into a sub-lease agreement with Sinclair (see Note 12). Under the terms of the Agreement and as compensation for the sub-lease agreement, the Company agreed to compensate Sinclair as follows:
(1) on the lease execution date, $70,000 payable in the form of Company common stock calculated as the average closing price for the five business days preceding the lease execution date and (2) on each lease anniversary date, $70,000 payable in the form of Company common stock calculated as the average closing price for the five business days preceding the lease anniversary date.

During March 2000, the Company entered into a license agreement (the "License Agreement") with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital transmitter lines. Under the terms of the License Agreement, the Company will pay to Sinclair an annual royalty of $300,000 for five years. Following the fifth year of the License Agreement, the Company shall pay to Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter. Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share.

Sales made to Sinclair during 1999 and 1998 totalled $3,209,565 and $0, respectively.

12.  COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for its manufacturing facility and office space which expire July 31, 2000 and October 31, 2001, respectively. Rental expense was $229,012 and $222,931 for the years ended December 31, 1999 and 1998, respectively. During September 1999, the Company entered into a sub-lease agreement with Sinclair (see Note 11) for the lease of a 44,000 square foot building. Minimum lease payments due under this building lease are as follows: year 1 - $360,000, year 2 - $370,000, year 3 - $381,924, year 4 - $393,381, year
5 - $459,393, and year 6-15 in aggregate - $5,399,664.

Future minimum lease payments under noncancelable operating leases, excluding the sub-lease agreement with Sinclair discussed above, are as follows:

         2000                                  $     140,882
         2001                                         14,583
         2002                                           --
         2003                                           --
         2004                                           --
         Thereafter                                     --
                                               -------------
                                               $     155,465
                                               =============

The Company is involved in several claims in the ordinary course of business. Management believes the resolution of these outstanding claims will not have a material impact on the financial position or results of operations of the Company.

13.  SUBSEQUENT EVENTS:

During February of 2000, the Company terminated 18 of its employees. Total severance payments of $44,400 are expected to be made to these individuals and expensed during 2000.

As discussed in Note 11, the Company entered into a new lease agreement, subordinated debenture agreement and license agreement with Sinclair during 2000. Also, in February 2000, Sinclair exercised warrants for the purchase of 75,000 common shares of the Company generating proceeds of $225,000. During March 2000, the Company borrowed $660,000 in connection with the subordinated debenture agreement.