Form 10KSB/A
period 1999-12-31
ACRODYNE COMMUNICATIONS INC
filed 2000-05-05
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB/A
                               (Amendment No. 1)

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

The Company incurred significant Research and Development charges of $3,171,359 in 1998 for launch of new products which were delivered in the last half of 1998. Research and Development charges for 1999 were $37,613.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

The directors, officers and significant employees of the Company are as follows:


                                                                                          Served as Director/
Name                         Age         Position with Company                               Officer Since
----                         ---         ---------------------                               -------------
Nat S. Ostroff               59       Chairman of the Board of Directors                      January 1999

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

David S. Smith               49       Director of the Company                                 January 1999

David B. Amy                 47       Director and Secretary of the Company                   January 1999

Richard P. Flam              56       Director of the Company                                 January 1999

Michael E. Anderson          44       Director of the Company                                 March 1999

Ronald  R. Lanchoney         53       CFO of Acrodyne                                         August 1998

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

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of shares of Common Stock, as of December 31, 1999, and 8% Preferred Stock, as of the same date, by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock or 8% Preferred Stock, (ii) each director, (iii) each director nominee, (iv) the executive officers and (v) all directors and officers as a group:

    (1)                        (2)                           (3)                      (4)
                                                                                    Percent
                           Name & Address            Amount & Nature of            of Voting
Title of Class        of Beneficial Owner (a)      Beneficial Ownership              Stock
--------------        -----------------------      --------------------            --------
Common Stock          Sinclair                     3,676,666 shares (b)             44.63%

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

(b) Includes 1,431,333 shares of Common Stock issued to Sinclair under the subscription agreement, includes 800,000 shares of Common Stock which Sinclair purchased from the Scorpion Investors and 1,333,333 shares of Common Stock issuable upon the exercise of warrants exercisable immediately after the closing of the Sinclair Investment on January 27, 1999, includes 112,00 shares issued in accordance with the Lease and Loan Agreement.

(c) Includes 237,500 shares of Common Stock issuable upon the exercise of stock options granted to Mr. Mancuso consisting of (i) 137,500 shares of Common Stock issuable pursuant to the 1993 Stock Option Plan, of which 100,000 and 37,500 options vested on October 14, 1995 and June 9, 1996, respectively and (ii) 100,000 shares of Common Stock issuable upon the exercise of options issued pursuant to the terms of Mr. Mancuso's 1994 employment agreement, of which 33,333 options vested on January 1, 1995, 1996 and 1997. Includes 200,000 shares of Common Stock granted under the 1997 Stock Option Plan of which 200,000 vested on June 30, 1997, 1998 and 1999. Includes 175,000 shares of Common Stock granted according to the 1999 Employment Agreement under the 1997 Stock Option Plan of which 116,666 vested on January 4, 1999 and January 4, 2000


(d) Includes 20,000 shares of Common Stock issuable upon the exercise of vested options granted under Acrodyne's 1997 Stock Option Plan.. Includes 5,000 shares of Common Stock upon the exercise of vested options under the 1999 Long Term Incentive Plan.

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

Certain Relationships and Related Transactions

On January 27, 1999 Sinclair Broadcast Group acquired a significant equity interest in Acrodyne. Pursuant to the subscription agreement, Sinclair has made a cash infusion of $4.3 million in Acrodyne in receipt of 1,431,333 shares of Acrodyne's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon Acrodyne's achievement of increased product sales or sales of products with new technology. Sinclair has also acquired an additional 800,000 shares of common stock previously held by the Scorpion/New Light investment group. Sinclair now holds an aggregate of 2,231,333 shares of Acrodyne, representing approximately 32.85% of issued common stock, assuming no warrants are exercised. If Sinclair were to exercise all warrants received pursuant to the Subscription Agreement, Sinclair would own 10,950,558 shares of Common Stock, representing 70.59% of all outstanding voting stock on a fully diluted basis.

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

10.17*** Form of Subscription Agreement, dated March 29, 1996 between Acrodyne Communications, Inc. and (i) Furst Associates and (ii) Eagle Partners.

10.18*** Form of Subscription Agreement, dated May 7, 1996 between Acrodyne Communications, Inc. and (i) FM Partners and (ii) Dynamic Value Partners.

10.19 Form of Subscription Agreement, dated Nov. 7, 1997 between Acrodyne Communications, Inc. and Newlight Associates L.P., Newlight Associates (B.V.I.), Scorpion-Acrodyne Investors LLC and S-A partners

10.20****   Form of PNC Bank Loan Agreement

10.21****   Form of Guaranty and Lease Compensation Agreement

10.22****   Form of Barclay Employment Agreement

10.23****   Form of Debenture Agreement with Sinclair

21.0***     Subsidiaries of the Registrant

23.1****    Consent of Independent Accountants

27.0****    Financial Data Schedule

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

**** Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0-24886) with the SEC for its fiscal year ended December 31, 1999.

(b) Form 8-K filings: The Registrant filed a Form 8-K on November 23, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Acrodyne Communications Inc.
                  (Registrant)

By       /s/Nathaniel Ostroff
-------------------------------------------------------------------
              Nathaniel Ostroff, Chairman of the Board of Directors

Date     5-04-2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on the behalf of the registrant and in the capacities and on the dates indicated.

By       /s/A. Robert Mancuso
--------------------------------------------------------------------------------
                  A. Robert Mancuso, President and CEO of Acrodyne
Date     5-04-2000


By       /s/Martin J. Hermann
--------------------------------------------------------------------------------
                  Martin J. Hermann, Director
Date     5-04-2000


By       /s/David Smith
--------------------------------------------------------------------------------
                  David Smith, Director
Date     5-04-2000


By       /s/David Amy
--------------------------------------------------------------------------------
                  David Amy, Director
Date     5-04-2000


By       /s/Michael E. Anderson
--------------------------------------------------------------------------------
                  Michael E. Anderson, Director
Date     5-04-2000


By       /s/Richard P. Flam
--------------------------------------------------------------------------------
                  Richard P. Flam, Director
Date     5-04-2000


By       /s/Dr. Shamir A. Ally
--------------------------------------------------------------------------------
                  Dr. Shamir A. Ally, Corporate Controller of Acrodyne
Date     5-04-2000

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