Form 10QSB
period 2000-03-31
ACRODYNE COMMUNICATIONS INC
filed 2000-05-15
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 6,981,161 shares of common stock and 6,500 shares of Preferred Stock of Acrodyne Communications, Inc. were outstanding on May 8, 2000.

                          ACRODYNE COMMUNICATIONS, INC.


                                      INDEX
                                                                     Page No.
PART I.  FINANCIAL INFORMATION:

     Consolidated Balance Sheet at March 31, 2000 (unaudited) and
          December 31, 1999                                                 2

     Consolidated Statement of Operations for the Three Months Ended
          March 31, 2000 and 1999     (unaudited)...........................3

     Consolidated  Statement  of Cash Flows for the Three Months Ended
          March 31, 2000 and December 31, 1999
          (unaudited).......................................................4

     Notes to Consolidated Financial Statements (unaudited).................5

     Management's Discussions and Anaylsis of Financial Condition
          and Results of Operations.........................................6

PART II.  OTHER INFORMATION, AS APPLICABLE.................................11

SIGNATURES.................................................................12


Acrodyne Communications, Inc.
Consolidated Balance Sheet
===================================================================================================================


                                                                                 March 31,             December 31,
                                                                                    2000                  1999
                                                                                 ----------            ------------
Assets                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $    33,332           $   664,951
     Short term investments                                                         200,000               200,000
     Accounts receivable, net of allowance for doubtful accounts                  1,218,691             1,335.158
     Inventories                                                                  6,881,895             6,401,277
     Prepaid expenses and deposits                                                  127,928               412,108
     Other Assets                                                                   170,000               220,000
                                                                               ------------          ------------
       Total current assets                                                       8,631,846             9,233,493

Property, plant and equipment, net                                                  552,218               570,182
Non-compete agreement, net                                                          342,072               360,822
Goodwill, net                                                                     3,860,087             3,899,211
                                                                               ------------          ------------
       Total Assets                                                             $13,386,223           $14,063,708
                                                                               ============          ============
            Liabilities and Shareholders' Equity

Current Liabilities:
     Current portion of long-term debt                                               61,891                69,947
     Borrowings under Credit Line                                                 1,559,405             1,613,404
     Debenture Credit Line                                                          660,000
     Accounts payable                                                             1,461,589             1,801,883
     Accrued expenses                                                               259,084               516,405
     Deferred Revenue                                                                16,500                16,500
     Customer advances                                                              640,907               984,268
                                                                               ------------          ------------
       Total Current Liabilities                                                  4,659,376             5,002,407
Long-term debt                                                                                             12,021
Non-compete liability                                                               843,033               845,990
                                                                               ------------          ------------
       Total Liabilities                                                          5,502,408             5,860,418
                                                                               ------------          ------------
Shareholders' equity:
     Preferred stock, par value $1.00
        8% Convertible Redeemable Preferred Stock                                     6,500                 6,500
        Common stock, par value $.01; 35,000,000 shares authorized
               6,981,161 shares issued and outstanding on March 31, 2000             69,812                67,942
               6,794,161 shares issued and outstanding on Dec 31, 1999
        Additional paid-in-capital                                               20,764,075            20,750,148
        Accumulated deficit                                                    (12,264,437)          (12,621,300)
                                                                               ------------          ------------
          Total Shareholders' Equity                                              7,883,815             8,203,290
                                                                               ------------          ------------
          Total Liabilities and Shareholders' Equity                           $ 13,386,223          $ 14,063,708
                                                                               ============          ============
See notes to consolidated financial statements

Acrodyne Communications, Inc.
Consolidated Statement of Operations     (Unaudited)
================================================================================

                                                       Three Months Ended
                                                             March 31
                                                      2000             1999
                                                      ----             ----

Net Sales                                           $1,575,319      $3,023,091
Cost of Sales                                        1,149,982       1,931,348
                                                    ----------      ----------
     Gross Profit                                      425,336       1,091,743
                                                    ----------      ----------

Operating Expenses:
     Engineering, R & D                                175,609         224,479
     Selling                                           277,708         351,191
     Administration                                    565,063         428,112
     Amortization                                       57,874          57,874
                                                    ----------      ----------
       Total Operating Expenses                      1,076,254       1,061,656
                                                    ----------      ----------
Operating(Loss) Income                               (650,917)          30,087
                                                    ----------      ----------

Other Income (Expense)
     Interest Expense, Net                            (99,755)        (11,918)
     Other Income, Net                                     282             332
                                                    ----------      ----------
Net Loss                                             (750,390)          18,501
                                                    ----------      ----------

Dividend on 8% Preferred Stock                        (14,028)        (14,028)
                                                    ----------      ----------
Net Income ( Loss)available to                       (764,418)           4,473
Common Shares
                                                    ==========      ==========

Net Income (Loss) per Common share                   $(0.1100)          $0.006

Weighted average shares outstanding                  6,981,161       6,769,523
diluted
Net Loss per Common share                            $(0.1100)          $0.006
Weighted average shares outstanding                  6,981,161       6,320,572

See notes to consolidated financial statements



Acrodyne Communications, Inc.
Consolidated statement of cash flows     (Unaudited)
===================================================================================================================

                                                                          March 31,              December 31,
                                                                             2000                    1999
                                                                             ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(750,390)            $(1,687,790)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                             108,685                 371,763
     Other Non Cash                                                                                    145,226
Changes in assets and liabilities:
     Accounts receivable                                                       116,467                 162,039
     Inventories                                                             (480,618)             (2,075,832)
     Note receivable                                                                                   (4,512)
     Prepaid and deposits                                                      334,180               (461,150)
     Accounts payable                                                        (340,294)               (317,721)
     Accrued expenses                                                        (273,821)                 146,542
     Customer advances                                                      ( 343,361)                 822,850
                                                                       ---------------         ---------------
       Net cash used in operating activities                               (1,629,152)             (2,894,073)
                                                                       ---------------         ---------------

CASH FROM INVESTING ACTIVITIES:
Purchase of short term investment                                                                    (200,000)
Purchase of property, plant, and equipment                                    (17,964)               (205,980)
                                                                       ---------------         ---------------
       Net cash used in investing activities                                  (17,964)               (405,980)
                                                                       ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock, net                             221,559               3,805,374
   Borrowings under line of credit                                             606,001                 338,404
   Payments from the line of credit borrowings
   Dividends on convertible preferred stock, net                              (14,028)                (89,361)
   Redemption of Preferred Stock Series A                                        - 0 -                 998,531
   Proceeds from exercise of warrants                                      225,000                         312
   Capital lease repayments                                                   (20,077)                (63,486)
   Repayments on non-compete liability                                         (2,957)                (11,404)
                                                                       ---------------         ---------------
       Net cash provided by financing activities                             1,015,498               2,981,308
                                                                       ---------------         ---------------

Net increase (decrease) in cash and cash equivalents                         (631,618)               (318,745)
Cash and cash equivalents at beginning of period                               664,950                 983,695
                                                                       ---------------         ---------------
Cash and cash equivalents at end of period                                     $33,332                $664,950
                                                                       ===============         ===============
Supplemental cash flow information:
     Cash paid for interest                                                    100,565                $221,209

Acrodyne Communications, Inc.
Notes to Consolidated Financial Statements
================================================================================

1. Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. and its subsidiaries (the "Company" or "Acrodyne") at March 31,2000 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by management. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at March 31,2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2. Inventories

   Inventories comprise:
                               March 31, 2000              December 31, 1999

Raw materials                      $2,495,623                     $2,508,061
Work in process                     2,342,577                      2,536,386
Finished goods                      2,430,695                      1,743,830
Inventory reserves                  (387,000)                      (387,000)
                            -----------------               ----------------
                                    6,881,895                      6,401,277
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

4. Related Party Transactions

Sales to Sinclair Broadcast Group, Inc. amounted to $645,945 for the first three months of 2000. This represents 41% of the Company's total sales of $1,575,319 for the three months ended March 31, 2000. At March 31, 2000, the Company had borrowed $660,000 under the terms of a subordinated debenture agreement with Sinclair. See the Management's Discussions and Analysis of Financial Condition and Results of Operations for additional discussion of these arrangements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================


OVERVIEW

THE COMPANY. The business of Acrodyne Communications, Inc., ("Acrodyne" or the "Company") a Delaware corporation is conducted through its sole operating subsidiary Acrodyne Industries, Inc. Acrodyne Industries, Inc.was acquired by the Company on October 24, 1994. Prior thereto, the Company had no operations.

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

SIGNIFICANT EVENTS. On January 27, 1999 Sinclair Broadcast Group ("Sinclair") acquired a significant equity interest in the Company. Sinclair purchased 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share for $4.3 million. Of such warrants, 6,000,000 are exercisable only upon the Company's achievement of increased product sales or sales of products with new technology. Sinclair has also acquired an additional 800,000 shares of the Company's common stock previously held by the Scorpion/New Light investment group. An additional 112,000 shares were recently acquired in the Lease and Loan Guarantee Agreement . Sinclair exercised 75,000 warrants in February of 2000 at an exercise price of $3.00, for $225,000. Sinclair now holds an aggregate of 2,418,333 shares of Acrodyne, representing approximately 34.64% of issued common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS      continued
================================================================================


On October 20, 1999, Acrodyne entered into an agreement in principle for the construction of a 60,000 square foot facility. The new building will include the corporate headquarters, the sales/marketing, engineering, financial and operations team, and a state-of-the-art manufacturing facility capable of continuing the transition of the company into the digital era and beyond. The manufacturing facility will be designed to incorporate modern flow manufacturing techniques with greatly expanded capabilities for high power testing of new technology transmitters. Relocation is scheduled for the Summer of 2000. The new headquarters and operations facility will be located in Oaks, Montgomery County, Pa., a suburb of Philadelphia. On behalf of Acrodyne, Sinclair entered into a lease agreement for the new facility. Acrodyne will sub-lease the facility from Sinclair. Compensation for assistance with this arrangement in the amount of $70,000 will be paid to Sinclair in the form of 36,700 shares of Acrodyne common stock. Until Acrodyne assumes the responsibility for the lease, Sinclair will be compensated $70,000 on each anniversary date.

RESULTS OF OPERATIONS
================================================================================

The following compares the Company's summary results of operations for the three months ended March 31, 2000 to the three months ended March 31, 1999:

                                  Three Months Ended March 31

                                  2000                       1999
Net Sales                       $1,575,319    100%        $3,023,091     100%
Cost of Sales                    1,149,982     73%         1,931,348      64%
                         -----------------          ----------------
  Gross Profit                     425,337     27%         1,091,743      36%
Operating Expenses               1,076,254     68%         1,061,656      35%
                         -----------------          ----------------
Operating Loss                 $ (650,917)   (41%)          $ 30,087       1%
                               ===========                  ========

Sales decreased by $1,782,072 or 53% from the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The reduction in sales is mainly due to the delay in purchasing of Digital transmission equipment by broadcasters. A significant number of broadcasters have on file with the FCC applications for increased digital transmitter power. Transmitter orders are being delayed until the FCC authorizes these power increases .In addition, the U.S. TV broadcast industry is also experiencing further delays due to concerns over the appropriate transmission standards.

Gross margin on sales decreased to 27% for the first quarter 2000 as compared to 36% for same period in 1999. Margins for the quarter were adversely affected by lower sales volume in 2000, and a higher sales volume of Low Band VHF products and pass-through vendor sales, which historically have resulted in lower profit margins due to more labor intensive manufacturing. Also, contributing to the decrease in profit margin were excess field installation costs and warranty repairs for the ACT and ARS series transmitters manufactured in late 1998. Management believes it has identified the problems causing these excess costs and is implementing corrective actions. The company continued its efforts at improving future manufacturing efficiency by the additions of manufacturing management, materials management, production planning and test supervision. As future volumes increase, these expenses will be absorbed without an adverse effect on margins.

Operating expenses for the first quarter of 2000 were $1,076,254 as compared to $1,061,656 for the same period in 1999 representing a slight increase of $14,598. Maintaining stability and improving efficiencies in operating expenses are consistent with the Company's strategy to restructure, rebuild and improve, in anticipation of significant growth of the new IOT (Quantum) product line introduced at the NAB 2000 Show in Las Vegas (April 10-13, 2000)

LIQUIDITY AND CAPITAL RESOURCES
================================================================================

Historically, Acrodyne has financed its activities primarily from operations, borrowings and equity transactions and more recently through investments and funding by the Sinclair Broadcast Group. At March 31, 2000 the Company's working capital decreased by $180,224 to $4,050,862 as compared to $4,231,086 at December 31, 1999, mainly from the decrease in cash and and Customer Advances.

Accounts receivable at March 31, 2000 were $1,218,691 and decreased slightly from December 31, 1999. Allowance for Doubtful accounts were recorded at $65,000 and $60,000 for March 31, 2000 and December 31, 1999, respectively.

Inventories, net of reserves in the amount of $387,000, increased to $6,881,895 on March 31, 2000 from $6,401,277 at December 31, 1999 This increase is mainly due to the build up of equipment for the NAB2000 Show in Las Vegas.

In September of 1999, the Company, established a new $2,500,000 credit facility (the "Credit Facility") arrangement with a bank for working capital purposes to replace its then existing bank credit facilities. The credit facility bears interest at LIBOR rate plus 200 basis points The new facility is now available on a standard formula basis involving qualified Accounts Receivable and Inventory and contain certain covenants having to do with the maintance of a minimum tangible net worth. As of December 31, 1999, the Company was not in compliance with the terms of the credit facility. The bank has provided a waiver for the 1999 event of default. The credit facility is collateralized by all personal property of the Company and expires on July 31, 2000. In connection with this facility, the bank required as a condition of the loan that Sinclair unconditionally and irrevocably guarantee all of the Company's obligations under the Credit Facility. In November of 1999, Sinclair and Acrodyne entered into a Guaranty and Lease Compensation Agreement under which, (i) in consideration for Sinclair guaranteeing Acrodyne's loan of $2,500,000 from PNC Bank as of September 19, 1999, Sinclair received 75,300 Shares and, (ii) in consideration for Sinclair entering into a lease with PBP LP for the benefit of Acrodyne, Sinclair received 36,700 additional Shares. As of March 31, 2000 Acrodyne has $1,559,405 outstanding against this facility as compared to $1,613,404 at December 31, 1999. The maximum available under the line of credit at March 31, 2000 based on the standard formula was $1,559,405.



     Certain Relationships with Sinclair:

     On January 27, 1999 Sinclair Broadcast Group acquired a significant equity interest in Acrodyne. Pursuant to the subscription agreement, Sinclair has made a cash infusion of $4.3 million in Acrodyne in receipt of 1,431,333 shares of Acrodyne's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon Acrodyne's achievement of increased product sales or sales of products with new technology. Sinclair has also acquired an additional 800,000 shares of common stock previously held by the Scorpion/New Light Investment Group., 112,000 shares were recently acquired in the Lease and Loan Guarantee Agreement and 75,000 shares were recently acquired in the exercise of 75,000 warrants from the Investor Warrant Agreement. Sinclair now holds an aggregate of 2,418,333 shares of Acrodyne, representing approximately 34.64% of issued common stock, assuming no other warrants are exercised. If Sinclair were to exercise all warrants received pursuant to the Subscription Agreement, Sinclair would own 11,642,268 shares of Common Stock, representing 71.85% of all outstanding voting stock on a fully diluted basis.

SIGNIFICANT AND RECENT EVENTS

In February 2000, the Company terminated 18 of its employees in an effort to control costs in anticipation of lower than forecasted sales volume and to maintain its' working capital.

During March 2000, the Company entered into a license agreement (the License Agreement") with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital transmitter lines. Under the terms of the License Agreement, the Company will pay to Sinclair an annual royalty of $300,000 for five years. There was no royalty expense incurred during the first quarter of 2000. Following the fifth year of the License Agreement, the Company shall pay to Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter. Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share. As of May 8, 2000, Acrodyne has drawn $860,000 against this Debenture to fund operating needs.

The Company has experienced net losses and incurred cash flow deficits in prior years. These losses and cash flow deficits have continued through March of 2000. The Company expects to fund its cash requirements in 2000 with proceeds from the Credit Facility and a $2,000,000 subordinated debenture with Sinclair. Sinclair has further committed to provide the necessary level of financial support to the Company to enable it to pay its debts as they become due and fund operations and investing needs through January 1, 2001.

Forward Looking Statements
================================================================================

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

ACRODYNE COMMUNICATIONS, INC.
PART II. OTHER INFORMATION
================================================================================

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

none



Item 6.

none

                                   SIGNATURES
================================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Acrodyne Communications, Inc.
                                            -----------------------------
                                            (Registrant)


Date:  May 15, 2000                             /s/ A. Robert Mancuso
                                            -----------------------------
                                                 A. Robert Mancuso
                                                 President and CEO