Form 10KSB/A
period 1999-12-31
ACRODYNE COMMUNICATIONS INC
filed 2001-04-17
CIK 883296

                       U.S. SECURITIES AND EXCHANGE COMMISSION     April 16, 01
                              Washington, DC 20549
                                  FORM 10-KSB/A
                                (Amendment No. 2)

(Mark One)


/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1999

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from _______________ to________________

Commission file number 0-24886

                          ACRODYNE COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)


                  Delaware                                   11-3067564
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                  Identification No.)


         10706 Beaver Dam Road, Cockeysville, Maryland          21030
         (Address of Principal Executive Office)              (Zip Code)

                                  410-568-1629
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
        Title of Each Class           Name of Each Exchange on Which Registered

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

Yes           No   X
    -----        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $10,406,403

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 8, 2001, the registrant had outstanding 6,981,161 shares of common stock, par value $0.01

                          ACRODYNE COMMUNICATIONS, INC.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                     Page
Explanatory Statement................................................................................  4

PART I...............................................................................................  5
     Item 1..........................................................................................  5
         Description of Business.....................................................................  5
     Item 2.......................................................................................... 11
         Description of Property..................................................................... 11
     Item 3.......................................................................................... 11
         Legal Proceedings........................................................................... 11
     Item 4.......................................................................................... 12
         Submission of Matters to a Vote of Security Holders......................................... 12

Part II.............................................................................................. 13
     Item 5.......................................................................................... 13
         Market for Common Equity and Related Stockholder Matters.................................... 13
     Item 6.......................................................................................... 14
         Management Discussion and Analysis.......................................................... 14
     Item 7.......................................................................................... 19
         Financial Statements........................................................................ 19
     Item 8.......................................................................................... 19
         Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure .......................................................... 19

Part III............................................................................................. 20
     Item 9.......................................................................................... 20
         Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.................................. 21
     Item 10......................................................................................... 22
         Executive Compensation...................................................................... 22
     Item 11......................................................................................... 25
         Security Ownership of Certain Beneficial Owners and Management.............................. 25
     Item 12......................................................................................... 26
         Certain Relationships and Related Transactions ............................................. 26
     Item 13......................................................................................... 27
         Exhibits and Reports on Form 8-K  .......................................................... 29

SIGNATURES........................................................................................... 30

                              EXPLANATORY STATEMENT

During the third quarter of 2000 the Company announced that the audited financial statements for the year ended December 31, 1999 and the unaudited interim financial statements for the quarter ended March 31, 2000 would need to be amended and restated. Since then and during the company's ongoing review of its internal controls and procedures, it became apparent that the audited financial statements for the year ended December 31, 1998 also warranted restatement. As a result of the Company's review of its accounting records, certain charges and adjustments were recorded which had an effect on the financial results for the years ended December 31, 1999, 1998, and the quarters therein, as well as the quarter ended March 31, 2000. Most significant of the adjustments was charges to cost of sales of $2,795,322 in 1999 and $406,406 in 1998 which related, primarily, to the pricing of the year-end physical inventories, offset by the effects on cost of sales of reversing revenues previously recognized. The 1999 amount also included a $563,000 increase to the inventory obsolescence reserve. Other adjustments related to the timing of revenue recognition of $2,299,511 in 1999 and $852,485 in 1998. The total effect of all adjustments increased the net loss by $5,218,583 and $1,258,891 in 1999 and 1998, respectively.

For additional information see "Accounting Review Charges, Adjustments and Restatements" (Note 13 to the consolidated financial statements).

The information contained in this amended Form 10-KSB/B is as of March 31, 2001.

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

On January 27, 1999, Acrodyne finalized a strategic agreement with the Sinclair Broadcast Group ("Sinclair"). Under this agreement Sinclair invested $4.3 million in Acrodyne in consideration for 1,431,333 shares of the Company's common stock and the issuance of warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon the Company's achievement of increased product sales or products with new technology. See additional discussion in the Significant and Recent Events section of this document.

BUSINESS OF ACRODYNE. Acrodyne (together with its predecessor), has designed, manufactured and marketed television transmitters and translators which have been sold in the United States and internationally since 1971. The function of a television transmitter is to broadcast over the air television signals to a specific audience receiving such signals by regular antenna or by a local cable company, which then feeds the signal to their subscribers. Television translators, which operate unattended, retransmit incoming signals from primary stations on different channels within areas where direct reception of the original signal may be limited by mountains or other geographic impediments.

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

LOWER POWER ANALOG AND DIGITAL TELEVISION TRANSMITTERS

As of December 31, 1999, lower power analog and digital television transmitters with power outputs of up to 25 kilowatts accounted for approximately 27% of Acrodyne's sales. Such transmitters are used by LPTV Stations, a United States classification, which are limited by the Federal Communications Commission ("FCC") to power output levels of 10 watts in the VHF band and 10 kilowatts in the UHF band. Although virtually all of Acrodyne's lower power transmitters are solid state, Acrodyne did produce some models using single tetrode tube final amplifiers for certain customers. Solid-state refers to the physical make-up of the transmitter components. Instead of vacuum tubes where electron flow takes place in a vacuum, solid state transmitters utilize transistors, which have crystalline structures. Tetrode and diacrode tubes are four electrode, vacuum tube amplifying devices used in the final power stage of both lower and higher power television transmitters.

UHF solid-state television transmitters are particularly well suited for LPTV Stations. In addition, there is a substantial market overseas for these UHF transmitters. Acrodyne's translators in this area cover the power range up to 10 watts in VHF and up to 2.5 kilowatts in UHF frequency spectra for domestic and international television formats. Substantially all of the translators sold by Acrodyne have been solid state as compared to tetrode tube-based designs.

HIGHER POWER UHF ANALOG AND DIGITAL TELEVISION TRANSMITTERS

Higher power UHF analog television transmitters range in power from above 30 kilowatts to 240 kilowatts and higher, and accounted for approximately 46% of Acrodyne's sales through December 31, 1999. For television transmitters with power output levels of 30 kilowatts and above, Acrodyne uses advanced tetrode and diacrode tubes which use water vaporization cooling to prolong their useful lives. Such advanced design features significantly reduce the operating costs of these transmitters. At identical output power, the power consumption of an advanced tetrode or diacrode transmitter is approximately 25% less than that of a transmitter using klystron tubes, a high power vacuum tube amplifying device, which is the predecessor of the current tube technology.

Acrodyne also produces television transmitters, which have power ratings in multiples of 60 kilowatts in analog and 25 kilowatts in digital. Acrodyne has produced a 60-kilowatt UHF transmitter by combining two 30-kilowatt diacrode tube transmitters.

AUXILIARY PRODUCTS AND SERVICES

In addition to manufacturing and selling its transmitters and translators, Acrodyne also offers television broadcasters a value-added complete broadcast system which includes the procurement, systems integration and installation of the television transmitter and antenna and related accessory equipment. Such products and services, which are provided to both higher power and lower power broadcasters, accounted for approximately 27% of Acrodyne's sales. Upon request, Acrodyne technicians also supervise the installation of television transmitters on-site, in the United States and abroad. Acrodyne technicians perform additional testing after the transmitter has been connected to the station's programming sources and the transmission antenna to assure that the television transmitter operates as intended. This is an ongoing commitment to provide full service to today's broadcasters and will continue as part of Acrodyne's offering one-stop shopping to its customers.

NEW PRODUCTS

ACRODYNE EXPANDS SOLID STATE PRODUCT LINE TO 40 KILOWATTS ANALOG AND 10 KILOWATTS DIGITAL

The forthcoming digitization of television networks in the United States, the world's single most significant market for television transmitters, has created greater demand for digital broadcasting technology. This demand offers the opportunity to take advantage of the emerging market, not only with high power transmitters, but also with solid-state and medium power transmitters. On November 29, 1999, Acrodyne and Rohde & Schwartz, the world's foremost manufacturer of solid-state transmitters formed a strategic alliance. The Rohde & Schwarz group of companies, with headquarters in Munich, Germany, develops, produces and markets communication test and measurement instruments and systems. It gave exclusive rights to Acrodyne to market and sell Rohde & Schwarz solid state transmitter products in the United States. This agreement also includes technology and product sales agreement to support a new line of Acrodyne high power transmitter products.

ADJACENT CHANNEL TECHNOLOGY (ACT(TM))

Acrodyne has re-evaluated the patents pertaining to the adjacent channel technology and has determined that they are unlikely to provide enhanced revenues or technology protection to the company. As a result, Acrodyne has decided, as of September 2000, to no longer support or defend its patent related to this technology.

THE ACRODYNE RENAISSANCE SERIES (ARS) OF TRANSMITTERS

In 1999, the Acrodyne Renaissance Series of high power, UHF, digital and analog television transmitters was introduced. Broadcasters must utilize their capital resources most efficiently during their digital plant build-out. Therefore, during the design stage, special emphasis was placed on enhanced maintainability including microprocessor monitoring, lower capital investment, and lower operating costs without compromising reliability. This series was intended to provide the only complete scalable solution to digital transmission.

In the year 2000, Acrodyne's Renaissance Series was discontinued as it utilizes tube technology available from only one source. This source has proven to be undependable. In addition, the product was not manufactured at an acceptable profit margin. The new Quantum product will replace all of Acrodyn's previous high power products including the ARS line.

NEW LINE OF IOT-EQUIPPED TELEVISION TRANSMITTERS DEVELOPED AT SINCLAIR

In March 2000, Acrodyne reached a definitive agreement with the Sinclair to exclusively manufacture and sell the Sinclair designed "Quantum" IOT transmitter line. Sinclair created this newly developed line of transmitter products at its Cockeysville, Maryland, headquarters to meet its own internal digital and analog requirements and has licensed this technology to Acrodyne. The Quantum line was conceived by broadcasters and designed by the same Emmy award winning talents that invented IOT transmitters over ten years ago. The digital version of the Quantum line is designed to be capable of both 8-VSB and COFDM service. This advanced line of transmitters was introduced by Acrodyne at the National Association of Broadcasters April 2000 Show in Las Vegas.

With the addition of the Rohde & Schwarz solid-state products and the introduction of the new Quantum IOT products, the Company feels that Acrodyne has the broadest transmitter product line in the industry.

THE TELEVISION TRANSMISSION INDUSTRY

Approximately 9,600 analog and digital translators and television transmitters with an output power level of one watt or more are in operation in the United States, and approximately 27,000 are in operation worldwide. Of these, more than 1,687 television transmitters in the United States have an output power level of five kilowatts or more, and more than 10,000, in operation worldwide, have a power level of five kilowatts or more. As of December 31, 1999, there were construction permits for 270 new higher power stations and 1,726 new low power stations in the United States. As of December 31, 1999, Acrodyne had sold and delivered, since its inception, 1750 lower power transmitters and 100 higher power transmitters in the United States and 1650 lower power transmitters and 90 higher power transmitters abroad.

Digital Television (formerly High Definition Television - "HDTV") encompasses higher fidelity video and audio production, transmission and display technologies, and promises to provide television viewers with greater picture resolution, improved color fidelity, and higher fidelity surround sound audio. The Company's management believes that digital television ("DTV") is the largest emerging market for the manufacturers of television broadcasting equipment. In December 1996, the FCC announced its decision concerning the transmitted format to be used for the transmission of DTV signals relieving the speculation that had taken place for several years. In the first quarter of 1997, the FCC allocated DTV channels in the UHF band for each full service television station in the country. Based on the most recent FCC pronouncements, those channels will co-exist with each station's existing VHF or UHF channel for nine years after the selection of a transmission standard and adoption of a Table of Allotments, after which the pre-existing channel must be surrendered. Each station will be required to apply for a construction permit to install one DTV transmitter during the three year phase-in period and will have three years to construct such a facility. During the remainder of the nine year transition, each licensee may transmit on the assigned DTV channel and its regular channel. At the end of the nine year period, each licensee must surrender the non-DTV channel. Each DTV channel will require its own transmitter and antenna if the channel assignments are not adjacent.

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

GROWTH STRATEGY

Management of the Company believes that the Company can increase sales of its transmitters and translators based on a growth strategy centered on the following principles:

         (a) Expand Acrodyne's sales and marketing activities (Direct Sales/Agents and Distributors);

         (b) Invest in a new, world class manufacturing facility to support growth up to $100 million in annual sales;

         (c) Introduce a new line of Quantum IOT transmitters to garner increased market share.


MARKETING AND SALES

MARKETING STRATEGY

Sales department representatives are strategically located to respond to client needs in an efficient and economical manner. When Acrodyne pursues higher power opportunities domestically, it competes with major international manufacturers. The sales department organizes, prepares and presents proposal and bid packages to a potential client based on the most cost effective design, taking into account the client's exact requirements and optimum engineering and manufacturing considerations. The broadcast industry is strictly regulated, both in the United States and abroad; therefore, transmitter purchases are not forthcoming on a regular basis. The goal of the sales department is to broaden the Company's client base in an effort to establish a steady stream of purchasers of the Company's products.

DOMESTIC SALES

Domestic sales accounted for approximately 79% of the Company's net sales in 1999. Transmitter and translator equipment and turnkey systems are sold directly to television station operators. Domestic sales were handled by regional sales managers located in field offices supported by management and applications personnel at the Company's factory. Regular contact promotes coordination of effort for optimum performance. Domestic sales negotiations often require weeks or months of consultative effort.

All domestic sales staff is required to have in-depth industry knowledge to guide the prospective client to cost effective, responsible purchasing decisions.

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

CUSTOMER BASE

Acrodyne's customer base is large and diversified. Acrodyne's business has historically been dependent upon a relatively small number of significant transmitter sales with one-time customers. Total sales to Sinclair accounted for $1,383,981 or 13% of sales in 1999. Although Acrodyne is not dependent upon military contracts or upon customers who are dependent on military contracts, its largest recurring customer is the United States General Services Administration which is primarily responsible for United States Government procurement including, to some degree, military procurement. Said customer accounted for approximately 6% of net sales in 1999.

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

ENVIRONMENTAL REGULATION

The registrant believes it is in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

COMPETITION

Acrodyne competes, with respect to lower power applications, on the basis of product features, quality, technology, dependability, life cycle, acquisition and operating costs. The domestic lower power UHF market is dominated by a small number of American companies. Acrodyne competes with specialty firms of similar size and resources, such as EMCEE Broadcast Partners, LARCAN-Television Technology Corp. ("TTC") or ADC in this market. The VHF market represents an insignificant percentage of Acrodyne's sales. Unlike the lower power domestic market, the higher power domestic market is characterized by intense competition from companies that are much larger than Acrodyne and which possess significantly greater resources. The high power television transmitter market is currently dominated by larger companies with older klystron technology or newer inductive output tubes ("IOT"). IOTs are amplifying devices used in higher power television transmitters, which utilize features from tetrode and klystron technology. The higher power transmitter market is dominated by suppliers such as Comark, a subsidiary of Thomson-CSF and Harris Corporation ("Harris"). Both Comark and Harris have access to significant resources, both financial and otherwise. The international markets are characterized by intense competition in both the higher power and lower power segments. For lower power applications, particularly in the third world and newly developing countries, price considerations typically are the determining factor. Acrodyne has been very competitive in this market and a significant portion of Acrodyne's business has been derived from lower power solid state transmitters sold in these countries. For higher power applications overseas, Acrodyne's primary competition comes from companies that are much larger, have significantly greater resources, and are willing to offer attractive financing terms in order to secure new business. Acrodyne's major competition in this market comes from Thomson-CSF (France), Nippon Electric Corporation (Japan), and
Rohde & Schwarz (Germany). The foregoing foreign competitors have a dominant market position within their home countries. The Company's management does not expect that the Company will compete for business with such companies in their respective home countries in the near future. Harris Corporation, a U.S. company, is also a very strong competitor in most international markets.

CURRENT MANUFACTURING

Acrodyne's manufacturing department is primarily involved in final system assembly. Acrodyne does not utilize, and is not dependent upon, any unusual raw materials or processes in the design of its products. Major purchased parts include fabricated printed circuit boards, water-cooling pumps, specialized output filters, power transformers, inductive output power tubes and cavities.

Chemical etching of circuit boards and painting of cabinets is performed by outside suppliers to minimize the potential for adverse environmental consequences at Acrodyne's facility. Assembly had occurred in a build-to-order shop environment utilizing standard assembly modules depending on the frequency and output power level of the transmitter. All phases of assembly were carried out in a single open area comprising approximately 15,000 square feet. The Company completed its move to a new 44,000 square foot manufacturing facility in Oaks, Pennsylvania, during the fourth quarter of 2000.

PATENTS AND TRADEMARKS

Acrodyne is the owner of United States Patent 4,804,931, entitled Digital Amplitude Modulator-Transmitter, issued on February 14, 1989, and expiring in 2006. Digital Amplitude Modulation is the process of converting an arbitrary video or audio signal into successive binary words of sampled equivalent information which control the presence or absence of power signal sources to synthesize such information in a high power combiner, such as a television transmitter for broadcasting the signal. The process offers less distortion and greater power efficiency than any other method. Six additional patents based on the general technology of the original patent have also been granted. For one key patent with respect to DTV, Acrodyne has filed for international patent protection. Certain additional steps have been taken under the PCT (Patent Cooperation Treaty) to apply for foreign protection on the other patents. Acrodyne had also applied for six U.S., six Mexican and six Canadian patents covering Adjacent Channel Technology; however, as mentioned previously, the company will no longer pursue patent protection related to this technology. The ACT(TM) trademark was acquired in 1998. With the exception of the above-referenced patents, Acrodyne relies on proprietary know-how and trade secrets and employs various methods to protect its processes, concepts, ideas and documentation associated with its proprietary products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although Acrodyne has confidentiality agreements with its key employees, there can be no assurances that such arrangements will adequately protect its trade secrets.

EMPLOYEES

At the end of 1999, Acrodyne employed approximately 73 individuals on a full-time basis. As of March 31, 2001, there were 62 employees none of whom are union members. Acrodyne believes it has a good relationship with its employees.

ITEM 2.  DESCRIPTION OF CURRENT AND FUTURE PROPERTY

ANTICIPATED GROWTH NECESSITATES RELOCATION OF ENTIRE OPERATION

The Company's headquarters and manufacturing facility had been located at 516 Township Line Road in Blue Bell, Pennsylvania, 19422. This site included a 30,000 square foot single story building on approximately ten acres. The facility was rented under a lease expiring July 31, 2000. The rental rate was approximately $7.05 per square foot or $211,512, annually, excluding taxes, insurance and maintenance, which the Company was responsible for paying. This represents a $5,112 increase over the total 1998 lease expense, resulting from an annual price adjustment, which was based on a consumer price index calculation. In late October 1999, Acrodyne announced the signing of an agreement for the construction of a 44,000 square foot manufacturing facility. The new building includes the financial and operations teams, plus state-of-the-art manufacturing capable of continuing the transition of the Company into the digital era and beyond. The manufacturing facility is designed to incorporate modern flow manufacturing techniques with greatly expanded capabilities for high power testing of new technology transmitters. A complete training facility is also included for customer seminars and instructions. The relocation was completed in the fourth quarter of 2000. The operations facility is located in Oaks, Montgomery County, Pennsylvania, a suburb of Philadelphia. The financial arrangements for the construction and occupation of this new facility were supported by the financial strength of Sinclair (See Certain Relationships and Related Transactions) which has leased this property from an independent firm. Sinclair has subleased this property to the Company. The lease carries a 15 year term and is renewable for two five-year terms. The Company also leases a premises located at 704 Forman Rd, Souderton, Pennsylvania. This facility consists of 5,000 square feet of warehouse and manufacturing space. The lease commenced in November 1996 and expires in October 2001. The current rental rate is approximately $3.50 per square foot or $17,500 annually. Lease expense over the five-year term totals $87,500, excluding taxes, insurance and maintenance. This facility housed the Acrodyne machine shop, until early 1999, when the Company sub-leased the premises and incorporated that capability into its existing facility. The Company moved its Corporate headquarters and new product development function to Cockeysville, Maryland, in the third quarter of 2000, where it leases 7,147 square feet of space.

ITEM 3.  LEGAL PROCEEDINGS

As of December 1999, there were no legal proceedings pending to which the Company is a party. In September 2000, the Company was named as defendant, along with two of its directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division). These four lawsuits were consolidated into a single lawsuit (the "Lawsuit"). The Lawsuit asserts that the Company issued false and misleading financial statements. In December 2000, the Company reached a proposed settlement (the "Proposed Settlement") with plaintiffs' counsel. The Proposed Settlement requires the Company to issue plaintiffs five (5) year warrants to purchase One Million Six Hundred Thousand (1,600,000) shares of the Company's voting common stock at an exercise price of One Dollar ($1.00) per share and to pay the class plaintiffs Seven Hundred Fifty Thousand Dollars ($750,000.00). The cash portion of the Proposed Settlement is to be funded by the Company's officers' and directors indemnity insurance policy. On April 6, 2001, the parties formalized the Proposed Settlement and entered into a written Stipulation and Agreement of Settlement (the "Stipulation"). The Stipulation incorporated the terms of the Proposed Settlement and set forth additional terms and conditions of a final settlement (the "Settlement") of the claims alleged in the lawsuit. After having received the Stipulation, the Court, by Order dated April 9, 2001: approved the Proposed Settlement; certified the Lawsuit as a class action; defined those entitled to be included as plaintiffs in the Lawsuit; identified the period during which claims arose; identified a lead plaintiff; set a date of June 26, 2001 as the date for a "Settlement Fairness Hearing;"

reserved its right to review the Settlement and/or enter a final judgment approving the Settlement and dismissing the Lawsuit; established a mailing date of April 27, 2001 for plaintiffs' counsel to cause a "Notice and Proof of Claim and Release Form" to be mailed to the class member plaintiffs; approved the form of "Publication Notice" of the pendency of the Lawsuit and Settlement; established a date of not later than August 24, 2001 for receipt of a properly executed "Proof of Claim and Release Form" for those plaintiffs entitled to participate in the Settlement; set certain conditions precedent to the acceptance of the "Proof of Claim and Release Form;" established the date of June 11, 2001 as the final day for any class plaintiff to request exclusion from the Settlement class; and set the date for considering comments and/or objections to the Settlement, "Plan of Allocation," or the award of attorneys' fees and reimbursement of expenses as of June 11, 2001. Although there is no guarantee that the Settlement as currently proposed will be finalized, the Company is hopeful that a final Settlement will be approved by the Court in June 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders in the fourth quarter of 1999 or since then.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since October 1994 the principal market on which the Company's common stock, units and warrants have been quoted is the NASDAQ Small Cap over-the-counter market under the symbols ACRO, ACROU and ACROW, respectively. ACROU (units) and ACROW (warrants) ceased trading on July 29, 1996. On September 20, 2000, Acrodyne announced that it would be delisted from the Nasdaq Small Cap market effective September 21, 2000. Nasdaq suspended trading in Acrodyne's shares on August 14, 2000, after the Company announced that it would not file its Form 10-QSB for the quarter ended June 30, 2000 on a timely basis. The Company also announced that it was reviewing its financial statements for prior periods. The Nasdaq subsequently issued a notice of delisting which the Company originally appealed on August 28, 2000, and subsequently withdrew its appeal when it realized that it could not make timely filings. The Company's securities will not be eligible for quotation on the OTC Bulletin Board until its periodic financial reports are filed.

HOLDERS

As of March 15, 2000, there were 1,931 beneficial holders of record of the Company's common stock, along with 119 holders of record.

DIVIDENDS

No dividends on the Company's common stock were declared during fiscal 1999 and 1998. The Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Company paid cash dividends of $89,361 during fiscal 1999 and $81,975 in 1998 to the holders of the Company's 8% convertible redeemable preferred stock as required by the terms of such stock agreements. Dividends of $42,084 were paid through the first three quarters of 2000 and suspended in the fourth quarter.

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

                                                                HIGH                LOW
                                                                ----                ---
           March 31, 1998...........................           $4-1/4              $4-3/8
           June 30, 1998............................            4-3/16              4
           September 30, 1999.......................            3-1/16              2-7/8
           December 31, 1998........................            4                   3-13/16
           March 31, 1999...........................            3-1/32              3
           June 30, 1999............................            3-1/16              3
           September 30, 1999.......................            1-27/32             1-13/16
           December 31, 1999........................            3                   2-1/8
           March 31, 2000...........................            4-1/2               2-29/32
           June 30, 2000............................            3-13/16             2-1/8

As mentioned previously Nasdaq suspended trading of the Company's stock on August 14, 2000. The high and low price of the stock from June 30, 2000 to the suspension date was 2-1/2 and 1-1/4

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The business of Acrodyne Communications, Inc. (the "Company") is conducted through its sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne"). The discussion below reflects certain restatements to the Company's previously reported results of operations for the periods presented (see Accounting Review Charges and Adjustments in Note 13 to the consolidated financial statements).

                   ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Years Ended December 31,
                                                                              1999               1998
                                                                              ----               ----
                                                                         (As Restated)      (As Restated)
                                                                       -----------------   --------------
NET SALES                                                              $      10,406,403   $     10,874,234
COST OF SALES                                                                 12,368,883         10,008,707
                                                                       -----------------   ----------------
Gross (loss) profit                                                           (1,962,480)           865,527
                                                                       -----------------   ----------------
OPERATING EXPENSES:
Engineering, research and development                                            920,047          3,171,359
Selling                                                                        1,387,737          1,998,915
Administration                                                                 2,059,173          2,082,741
Amortization of intangible assets                                                231,496            231,496
Charge for non-compete liability adjustment                                      145,226
                                                                       -----------------   ----------------
Total operating expenses                                                       4,743,679          7,484,511
                                                                       -----------------   ----------------
Operating loss                                                                (6,706,159)        (6,618,984)
OTHER (EXPENSES) INCOME:
Interest expense, net                                                           (202,713)           (72,790)
Other income                                                                       2,499                609
                                                                       -----------------   ----------------
Loss before income taxes                                                      (6,906,373)        (6,691,165)
INCOME TAXES
                                                                       -----------------   ----------------
NET LOSS                                                                      (6,906,373)        (6,691,165)
DIVIDEND ON 8% CONVERTIBLE REDEEMABLE
    PREFERRED STOCK                                                              (89,361)           (81,975)
                                                                       -----------------   ----------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                             $      (6,995,734)  $     (6,773,140)
                                                                       =================   ================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                          $          (1.05)   $         (1.27)
                                                                       =================   ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                                                       6,675,597          5,321,188
                                                                       =================   ================

Net Sales for the year ended December 31, 1999 were $10,406,403 as compared to $10,874,234 in 1998. This reflects a 4.3% decrease. The Company believes that the broadcasters have postponed any significant transmission equipment expenditures pending a clearer plan for the emergence of Digital Television technology. The Company believes that the delay in the purchase of digital transmitters is also partially due to the broadcasters desire to increase transmitted power, requiring further authorization from the FCC.

The gross margins declined from 8.0% in 1998 to (18.9)% in 1999. This difference of $2,828,007 reflects lower sales volume; manufacturing inefficiencies that the Company incurred but was not able to recover through higher pricing; and an increase to the reserve for excess and obsolete inventory. The Company incurred research and development charges of $2,302,000 in 1998 for launch of new products, which were delivered in the last half of 1998 and early 1999. Research and development charges for 1999 were $5,000.

Selling expenses declined by $611,178, to $1,387,737 in 1999 as compared to $1,998,915 in 1998, reflecting a 30.6% decrease. This was mainly due to the reorganization and restructuring of the sales force, reduction of commission expense, elimination of the use of outside consulting firms and a reduction in advertising costs.

Included in 1999 operating expenses is a charge of $145,226 in connection with a revision of the estimate of the Company's remaining liability under a non compete agreement with a former shareholder.

Interest expense in 1999 increased due to an increase in the weighted-average outstanding borrowings, under the Company's credit facility, and an increase in market interest rates.

No federal or state income tax benefits associated with the 1999 or 1998 losses have been recorded due to management's belief that such benefits will, more than likely, not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its activities primarily from customer advances, internally generated funds, and sale of equity securities and use of its credit facility. At December 31, 1999, the Company had a working capital deficit of $1,976,388 compared to working capital of $1,700,389 at December 31, 1998. A significant portion of the decrease in working capital is reflected in customer advances, which is a liability for cash payments received on orders. Customer advances increased from $574,165 in 1998 to $3,733,962 in 1999 - an increase of $3,159,797, $2,423,044 of which related to deposits for orders from Sinclair. The Company used these advances along with "Net Cash Provided by Financing Activities" of $2,981,308 to fund the Company's operations and cash requirements during 1999.

Accounts receivable at December 31, 1999 was $1,201,268 which reflects a $143,809 increase compared to December 31, 1998. Prepaid and other current assets increased by $397,150 from $170,958 in 1998 to $568,108 in 1999. This is mainly due to deposits placed with major suppliers for antenna and tower equipment. Also, a current asset of $220,000, net of amortization, was recorded for the cost of common stock issued to Sinclair as compensation for assisting the Company in obtaining lease and loan financing (see discussion below and Note 10 to the consolidated financial statements).

In September 1999, the Company established a new $2,500,000 credit facility (the "Credit Facility") arrangement with a bank for working capital purposes to replace its then existing bank credit facilities. The credit facility bears interest at LIBOR rate plus 200 basis points. The new facility is available on a standard formula basis involving qualified accounts receivable and inventory and contain certain covenants having to do with the maintenance of a minimum tangible net worth. As of December 31, 1999, the Company was not in compliance with terms of the credit facility. The bank provided a waiver for the 1999 event of default. The credit facility was collateralized by all personal property of the Company and expired on October 31, 2000. In connection with obtaining this facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company's obligations under the facility. The Company agreed to issue Sinclair $200,000 of the Company's common stock (83,000 shares) as compensation for the guarantee. In October 2000, Sinclair purchased the $2,500,000 line of credit from the bank and filed related UCC liens against the Company's personal property, which eliminated the Sinclair guarantee. The $200,000 obligation for the guarantee was capitalized as "Other Assets," and is being amortized as interest expense over the guarantee period of one year. Interest expense of $50,000 was recorded in the last quarter of 1999 related to amortization of the cost of the guarantee.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures other than its commitment under the sublease agreement with Sinclair. This sublease agreement relates to the Company's new manufacturing and support facility located in Oaks, PA. This agreement requires annual payments of rent starting at $360,000, escalating by 3% per year for the first five years. For years six through fifteen the aggregate payment is $5,399,664 (see Note 11 to the consolidated financial statements). The facility was occupied by the Company during the fourth quarter of 2000, and will be recorded as a capital lease by the Company.

FUTURE LIQUIDITY

At December 31, 1999, the Company had a working capital deficit and accumulated deficit of $1,976,388 and $19,098,774, respectively. The Company has incurred operating cash flow deficits and experienced net losses of $6,906,373 in 1999 and $6,691,165 in 1998. These losses and cash flow deficits have continued through March 2001. The Company has funded its cash requirements in 1999, 2000 and year-to-date 2001 with proceeds from its credit facility, a $2,000,000 subordinated debenture issued to Sinclair in March 2000 and customer advances. The Company expects to require additional capital to fund continued operating losses and its expansion into the digital television market. The Company's ability to continue as a going concern is dependent upon the Company being able to generate sufficient revenues to support its operations, satisfactory resolution of litigation (see discussion below) and continued support from Sinclair. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating needs and finance the planned investment needs or to generate sufficient revenue to achieve and sustain positive cash flow.

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2000, our independent auditors will issue an opinion with an explanatory paragraph stating that substantial doubt exists about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities should the Company be unable to continue as a going concern.

The Company is currently exploring options available to it to raise capital. Among the options is a potential recapitalization of the Company by Sinclair. Under terms of the proposed recapitalization, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by Acrodyne. In addition, Sinclair would provide a line of credit and commit to a minimum amount of transmitter orders over the next two years. As of March 31, 2001, no formal recapitalization plan has been executed.

SIGNIFICANT AND RECENT EVENTS

On January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Sinclair acquired an additional 800,000 shares of common stock previously held by outside investors and was issued 112,000 shares on December 20, 1999 in accordance with the Company's Guaranty and Lease Compensation Agreement. As of December 31, 1999, Sinclair held an aggregate of 2,343,333 shares of the Company's common stock, representing approximately 33.9% of issued common stock, assuming no warrants are exercised.

On September 4, 1998, the Company sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") in a private placement to Scorpion-Acrodyne Investors L.L.C. ("S-A") and the Newlight Associates funds for net proceeds of $972,668. The Series A Preferred Stock was redeemable by the Company at any time and carried an 8% dividend rate. The Series A Preferred Stock was convertible at the option of the holder into Common Stock of the Company at a conversion price of $3.0625 per share. In connection with the investment, the investors received 500,000 warrants of common stock with an exercise price of $3.00 per warrant and are exercisable through November 7, 2002. In addition, S-A partners received 25,000 similar warrants for arranging the equity financing. On January 27, 1999 the Company redeemed this Series A Preferred Stock for $998,531 with the proceeds from the sale of stock and warrants to Sinclair.

The Company has paid $42,084 in preferred dividends for the nine months ended September 30, 2000. Currently dividend payments have been suspended on the preferred stock outstanding.

SUBSEQUENT EVENTS

In February 2000, the Company terminated 18 of its employees in an effort to control costs in anticipation of lower than forecasted sales volume in the near term and to maintain its working capital.

During March 2000, the Company entered into a 10-year license agreement (the "License Agreement") with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company will pay Sinclair an annual royalty of $300,000 for five years. For years six through ten, the Company shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement. At end of the tenth year, the Company has the option to purchase the Sinclair technology. The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter. Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share. As of March 31, 2001, the Company has drawn $2,000,000 against this Debenture to fund operating needs.

In July 2000, the Company announced that the corporate headquarters would be relocating to Hunt Valley, MD, and that manufacturing and support would move to Oaks, PA. This move was completed in the fourth quarter of 2000

During August 2000 the Company announced that it is necessary to defer filing the Company's Form 10-QSB for the quarter ended June 30, 2000. The Company also announced that prior years' audited consolidated financial statements would have to be amended and restated along with the previously filed first quarter consolidated financial statements for the period ended March 31, 2000.

In September 2000 the Company announced that it would voluntarily delist after delisting proceedings were announced by the Nasdaq for not filing timely financial information. The shares may trade on the OTC Bulletin Board, but not before the Company files its Form 10-QSB for the periods ended September 30, 2000, June 30, 2000, March 31, 2000 (restated) and Form 10-KSB for the year ended December 31, 2000 and the restated Form 10-KSB for the years ended December 31, 1999 and 1998.

In September 2000, the Company was named as defendant, along with two of its directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division). These four lawsuits were consolidated into a single lawsuit. A description of this lawsuit and its proposed settlement is contained on page 11 hereof in Part I, Item 3. Legal Proceedings. This lawsuit is described in Part I, Item 3. Legal Proceedings as the Lawsuit, and the settlement thereof is described therein as the Settlement. Saving and excepting the first complete sentence thereof, all of Part I, Item 3. Legal Proceedings is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report including, without limitation, information appearing under Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of the Securities Act of 1933 and the Exchange Act of 1934 (also known as the Private Securities Litigation Reform Act of 1995). Words and expressions that do not relate to historical information are "forward looking statements". Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements. Such factors include, but are not limited to, the following:

         o Our high level of indebtedness and ability to refinance our substantial debt and contractual obligations,
         o Our ability to make interest and principal payments on debt and other contractual obligations,
         o        Our ability to improve operating performance,
         o The outcomes of pending lawsuits involving financial reporting and other matters,
         o Our ability to manufacture and sell the new Quantum Transmission product line in a timely manner,
         o        Regulatory changes governing transmission platforms,
         o        General economic and marketplace conditions,
         o        Interest rate fluctuations and access to capital, and
         o Our ability to develop, implement and maintain reliable and adequate internal accounting systems and controls.

YEAR 2000

Many computer programs have been written using two digits rather than four to define the applicable year. Any computer programs with time-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. During 1998 and 1999, Management of the Company and their staff completed their assessment of the various computer software and hardware used in connection with the ongoing operations of the Company. This review indicated that significantly all of the computer programs used by the Company are off-the-shelf "packaged" computer programs which were easily upgraded to be Year 2000 compliant. Since December 31, 1999, the Company has not experienced any adverse effects associated with the Year 2000 issues.

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, Acrodyne Communications, Inc. filed a Form 8-K on November 23, 1998 together with The Sinclair Subscription Agreement and its exhibits. In addition, on May 24, 1999, the Company filed a Form 8-K/A-2 notifying the SEC of the changes in Registrant's Certifying Accountant.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting on Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital on the balance sheet. During the years ended December 31, 1999 and 1998, the Company did not experience any comprehensive gains or losses, which would require disclosure.

The Company has also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company operates in one segment under the description provided in this pronouncement.

The Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which was required to be adopted by the Company on January 1, 2001. The Company is not involved in any activity that requires accounting or disclosure under this pronouncement.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB No. 101 is required for no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has adopted SAB No. 101 in the fourth quarter 2000 (see additional discussion in Note 2 to the consolidated financial statements).

The FASB's Emerging Issues Task Force released Issue 00-10 "Accounting for Shipping and Handling Revenues and Costs", which requires amounts charged to customers for shipping and handling to be classified as revenue. Issue 00-10 is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999 and has been adopted by the Company in 2000 (see additional discussion in Note 2 to the consolidated financial statements).

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements required in response to this Item are listed under Item I of Part IV of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 24, 1999, Acrodyne's Board of Directors unanimously resolved to appoint Arthur Andersen LLP as the Company's independent accountant for the fiscal year ended December 31, 1999, and to discontinue the services of PricewaterhouseCoopers LLP, which had served as the company's independent accountant since May 1991. In connection with its audits for the past two fiscal years ended December 31, 1998 and 1997, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. In the past two fiscal years, PricewaterhouseCoopers' reports did not contain an adverse opinion, or disclaim an opinion and was not modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors, officers and significant employees of the Company, as of December 31,1999, are:

                                                                                                SERVED AS
                                                                                            Director/Officer
Name                          Age                    Position with Company                       Since
----                          ---                    ---------------------                  ----------------
Nat S. Ostroff                59     Chairman of the Board of Directors                     January 1999
A. Robert Mancuso             61     President and CEO of the Company and Acrodyne          May 1991
Martin J. Herman              60     Director of the Company                                May 1991
David S. Smith                49     Director of the Company                                January 1999
David B. Amy                  47     Director and Secretary of the Company                  January 1999
Richard P. Flam               56     Director of the Company                                January 1999
Michael E. Anderson           44     Director of the Company                                March 1999
Ronald R. Lanchoney           53     CFO of Acrodyne                                        August 1998
William H. Barclay            58     Vice President Manufacturing Acrodyne                  June 1999

NAT S. OSTROFF has served as Chairman of the Board of Directors since he was elected at the special meeting of the stockholders of the Company, on January 27, 1999. Mr. Ostroff is Vice President for New Technology since joining Sinclair in January of 1996. Prior to joining Sinclair, he was the President and CEO of Comark Communications, Inc., a manufacturer of UHF transmission equipment. Mr. Ostroff founded Acrodyne Industries, Inc. in 1968 and served as its first President and CEO. He is the Chairman of ALTV Engineering Advisory Committee. As of July 1, 2000, Mr. Ostroff was named CEO and Interim President of Acrodyne Communications, Inc.

A. ROBERT MANCUSO has been President and Chief Executive Officer of the Company since May 1991. Mr. Mancuso had also served as the Chairman of the Board of Directors of the Company from October 1994 through January 1999. Mr. Mancuso has also served as President and Chief Executive Officer of Acrodyne Industries, Inc., a wholly-owned subsidiary of the Company, since its acquisition by the Company in October 1994. From July 1991 to October 1994, he was also president of R.M. Hudson Co., Inc. financial consultants for mergers and acquisitions. From January 1987 to June 1991, he served as vice president of Reichhold Chemicals, a specialty chemical company. From January 1987 to June 1991, he served as president of RBH Dispersions, another specialty chemical company. From July 1986 to December 1989, he was senior vice president of Polychrome Corporation, a manufacturer of film and printing plates for the ink industry. Prior to 1986, Mr. Mancuso was employed by Union Carbide Corporation for 26 years. Mr. Mancuso submitted his resignation of his position as President and CEO of Acrodyne Communications, Inc. effective July 1, 2000. Mr. Mancuso continues to serve as a member of the Board of Directors.

MARTIN J. HERMANN has served as Secretary and General Counsel of the Company from May 1991 through January 27, 1999. Mr. Hermann serves as Director, a position he has held since May 1991. Mr. Hermann has been engaged in the private practice of law since 1963.

DAVID D. SMITH has served as Director since he was elected at the special meeting of stockholders of the Company held on January 27, 1999. Mr. Smith has served as President, Chief Executive Officer and Chairman of the Board of Sinclair since September 1990. From 1984 to 1990, he served as General Manager of WPTT in Pittsburgh, PA. In 1980, Mr. Smith founded Comark Television, Inc. From 1978 to 1986, Mr. Smith co-founded and served as an officer and director of Comark Communications, Inc.

DAVID B. AMY has served as Director since he was elected at the special meeting of stockholders of the Company held on January 27, 1999. Mr. Amy has served as Executive Vice President and Chief Financial Officer of Sinclair since October 1994. In addition, he serves as Secretary of Sinclair Communications,

Inc., a Sinclair subsidiary, which owns and operates Sinclair's broadcasting operations. From 1986 until October 1994, Mr. Amy served as Sinclair's Corporate Controller. Mr. Amy originally joined Sinclair in 1986, as a business manager for WPTT in Pittsburgh, Pennsylvania.

RICHARD P. FLAM has served as Director since he was elected at the special meeting of stockholders of the Company held on January 27, 1999. Mr. Flam is a Consultant of RF, microwave and antenna technology to companies in the electronics manufacturing sector. From 1980 to 1996 he was President and CEO of Flam & Russell, Inc., a producer of sophisticated RF equipment and systems for military applications and a leader in test systems for stealth technology. Previously, he held management and engineering positions with Hazeltine Corporation and American Electronic Laboratories, Inc. Mr. Flam is a Fellow of the Institute of Electrical and Electronic Engineers and holds B.S. and M.S. degrees in Physics from Rensselaer Polytechnic Institute and Rutgers University, respectively.

MICHAEL E. ANDERSON has served as Director since March 22, 1999. Mr. Anderson is a Managing Director in the Media Group at Merrill Lynch with a primary focus on the broadcasting and cable industries. Prior to joining Merrill Lynch in June 1999, Mr. Anderson was a member of the Media/Telecom Group at Salomon Smith Barney having joined the firm in June 1992. Mr. Anderson was formerly a Senior Vice President at Kidder, Peabody & Co., having served from 1983 to 1992 in various capacities, including assignments in the Media and Communications Advisory Group, as well as two years in their London office. From 1977 to 1981, Mr. Anderson served as an officer in the U.S. Navy. He received his M.B.A. from Columbia University and a B.S. from Cornell University.

Directors will serve in such capacity until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board or pursuant to an employment agreement.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACTS

Section 16(a) of the Securities Exchange Act of 1934 requires the officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Security Dealers. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for years ended December 31, 1999 and 1998.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by the Company's executive officers for services provided during fiscal years 1999 and 1998:

                           SUMMARY COMPENSATION TABLE

                                                   Annual Compensation               Long-Term
                                                   -------------------               Compensation
                                                                                     ------------
                                                                                     Securities
Name and                           Fiscal                         Other              Underlying
Principal Position                  Year       Salary         Compensation           Options (#)
------------------                  ----       ------         ------------           ------------
A.Robert Mancuso                   1999         $175,000       $900/month                 175,000
President and CEO                  1998         $150,000     auto allowance                  None

Nat S. Ostroff                     1999         $150,000                                  300,000
Chairman of the Board              1998             None                                     None

Ronald R. Lanchoney                1999          $90,000                                     None
CFO                                1998          $90,000                                   50,000

William H. Barclay                 1999         $125,000                                   55,000
Vice President Manufacturing       1998             None                                     None

Mr. Lanchoney was hired as Chief Financial Officer on March 2, 1998 at an annual salary of $80,000. During the one month period prior to that date, Mr. Lanchoney served as consulting CFO to the Company, providing financial consulting services to the Company on a part-time basis. On August 31, 1998, Mr. Lanchoney began receiving compensation of $90,000. On March 17, 2000, Mr. Lanchoney resigned his position as CFO. On December 19, 2000, Mr. Adel Rizk joined the company as Senior Vice President and Chief Financial Officer.

On January 27, 1999, Mr. Nat Ostroff was elected as Chairman of the Board of Directors and Chairman of the Management Committee of the Company and was granted compensation in the amount of $150,000 annually. In September 2000, Mr. Ostroff's salary was reduced to $1.00 annually.

On June 1, 1999, William Barclay entered into an employment agreement with Acrodyne Industries, Inc. for a term of two years and was granted compensation in the amount of $125,000 annually.

OPTIONS/STOCK APPRECIATION RIGHT ("SAR") GRANTS IN LAST FISCAL YEAR

The Company has three stock option plans approved by the Board of Directors and the Company's stockholders: the 1993 Stock Option Plan, the 1997 Stock Option Plan and the newly adopted 1999 Long-Term Incentive Plan.

The purpose of the Stock Plans is to advance the interests of the Corporation by encouraging and enabling the acquisition of a larger personal proprietary interest in the Corporation by employees and directors of, and consultants to, the Corporation and its Subsidiary upon whose judgments and keen interest the Corporation is largely dependent for the successful conduct of its operations and by providing such employees, directors and consultants with incentives to put forth maximum efforts for the success of the Corporation's business. It is also expected that such incentives will enable the Corporation and its Subsidiary to attract desirable personnel.

1993 STOCK OPTION PLAN. Under this plan, options for 250,000 shares of common stock were granted to executive employees in 1993 and 1994, all of which are exercisable.

1997 STOCK OPTION PLAN. Under this plan, options for 650,000 shares of Common Stock were granted. The exercise price on 450,000 shares was $4.50 per share. On October 16, 1998, the Board of Directors repriced the exercise price of these options to $3.00 per share. In January 1999, Mr. Mancuso received 175,000 stock options from this plan, at an exercise price of $3.88, as part of his 1999 Employment Agreement. In December of 1998, the Company granted 25,000 stock options from this plan at an exercise price of $3.50, to a consultant, Mesa Capital, for services. Such options were valued at $65,000 at the time of issuance and were recorded as an expense in 1998.

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

1999 LONG-TERM INCENTIVE PLAN. In March 1999, the Company adopted the 1999 Long-Term Incentive Plan under which awards may be granted in the form of stock, restricted stock, stock options, SARs or cash. Under the 1999 Plan, the Company may make stock-based awards of up to an aggregate of 2,000,000 shares of common stock. On August 23, 1999 the Board granted options for 370,000 common shares to employees and Board members. The options have an exercise price of $2.34 per share.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR 1999
                               (INDIVIDUAL GRANTS)

                                                        Percent of
                                         Number of     Total Options
                                         Securities     Granted to       Exercise
                                         Underlying     Employees In     Price per         Expiration
Name                                       Options           1999           Share              Date
----                                     ----------    -------------     ---------        ---------------
A. Robert Mancuso                           175,000           32.10%         $3.88        January 1, 2009
Nat Ostroff                                 300,000           55.05%         $2.34        August 23, 2009
William Barclay                              55,000           10.09%         $2.34        August 23, 2009
Martin Herman                                 5,000             .92%         $2.34        August 23, 2009
Richard Flam                                  5,000             .92%         $2.34        August 23, 2009
Michael Anderson                              5,000             .92%         $2.34        August 23, 2009

Total grants in fiscal 1999                 545,000             100%

In January 1999, Mr. Mancuso received 175,000 stock options from the 1997 Stock Option Plan, at an exercise price of $3.88, as part of his 1999 Employment Agreement, 58,334 of these options became exercisable on January 4, 1999 and January 4, 2000, respectively. The remaining 58,334 options were to become exercisable on January 4, 2001. As of October 1, 2000 (three months subsequent to his resignation), Mr. Mancuso forfeited his right to exercise his options.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1999
                           AND YEAR-END OPTION VALUES

                                                        Number of Securities
                                                       Underlying Unexercised      VAlue of Unexercised
                           Number of      Shares         Options at Year End      In-the-Money Options at
                              Held        Aquired         Exercisable (E)/         Year End Exercisable
NAME                         Options    on Exercise       Unexercisable (U)        (E)/ Unexercisable (U)
----                       ---------    -----------       -----------------        ----------------------
A. Robert Mancuso             612,500       -0-       E              554,166      E              $84,000
                                                      U               58,334      U                   $0
Nat Ostroff                   300,000       -0-       E              300,000      E             $123,000
                                                      U                 None      U                   $0
Ronald R. Lanchoney            50,000       -0-       E               50,000      E                   $0
                                                      U                 None      U                   $0
William H. Barclay             55,000       -0-       E               27,500      E              $11,275
                                                      U               27,500      U              $11,275
Directors                      15,000       -0-       E               15,000      E               $6,150
                                                      U                 None      U                   $0

The schedule above is as of year-end 1999. As previously discussed in Item 5, the Company's stock has been delisted effective September 21, 2000. Accordingly, the unexercised options have no current value.

EMPLOYMENT AGREEMENTS

MANCUSO EMPLOYMENT AGREEMENT

As a condition to the Sinclair investment, the Company entered into an employment agreement with Mr. Mancuso (the "Employment Agreement"). The Employment Agreement has an initial three year term, and commences on January 4, 1999 and automatically renews for successive two year terms. Mr. Mancuso is entitled to a minimum base salary of $175,000 per year and an annual bonus, not to exceed his base salary, equal to 5% of Acrodyne's earnings before interest and taxes for each fiscal year, excluding costs for research and development, as determined from Acrodyne's audited consolidated statement of operations. In addition, Mr. Mancuso was granted options to purchase up to 175,000 shares of common stock under the 1997 Stock Option Plan. Mr. Mancuso also has an automobile allowance of $900 per month. Mr. Mancuso's employment agreement includes a non-competition obligation that extends for two years following the expiration of the agreement or the earlier termination of his employment Mr. Mancuso is entitled, upon his termination without cause, to a severance payment in an amount equal to his base salary for the then-remaining term of his employment agreement plus one additional year of base salary. As mentioned previously Mr. Mancuso resigned effective July 1, 2000. Mr. Mancuso's employment agreement was modified on February 24, 2001, where he waived all rights to severance payments he is entitled to as of October 1, 2000, except for healthcare benefits.

BARCLAY EMPLOYMENT AGREEMENT

The Company entered into an employment agreement with Mr. Barclay (the "Employment Agreement"). The Employment Agreement has an initial two year term commencing on June 1, 1999. The agreement may be renewed and or renegotiated for an additional two (2) year term or longer subject to the mutual approval of employee and Company management. Mr. Barclay is entitled to an annual base salary of $125,000 during the term. The base salary may be increased from time to time by the Company at its discretion.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of Common Stock, as of December 31, 1999, and 8% Preferred Stock, as of the same date, by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock or 8% Preferred Stock, (ii) each director, (iii) each director nominee, (iv) the executive officers and (v) all directors and officers as a group:

            (1)                          (2)                         (3)                    (4)
                                  Name & Address (a)           Amount & Nature of         Percent of
       Title of Class            of Beneficial Owner         Beneficial Ownership       Voting Stock
       --------------            -------------------         --------------------       ------------
Common Stock                  Sinclair                     3,009,999 shares (b)             36.54%
Common Stock                  A. Robert Mancuso              609,166 shares (c)              8.97%
Common Stock                  Martin J. Herman                68,000 shares (d)              0.90%
Common Stock                  Scorpion                       500,000 shares (e)              7.36%
Common Stock                  Ronald R. Lanchoney             50,000 shares (f)              0.35%
Common Stock                  Nat Ostroff                    300,000 shares (g)              4.42%
Common Stock                  William H Barclay               27,500 shares (h)              0.41%
                              All officers and
                              directors as a group
                               (7 persons)                 1,054,666 shares (i)             15.53%
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

(a) The address of Sinclair Broadcast Group, Inc. is 10706 Beaver Dam Road, Cockeysville, Maryland 21030. The address of Mr. Mancuso, Mr. Lanchoney, Mr. Ostroff and Mr. Barclay is c/o the Company, 200 Schell Lane P.O, Box 808, Phoenixville, Pennsylvania 19460. The address of Mr. Hermann is 725 Glen Cove Avenue, Glen Head, New York 11545. The address of Furst Associates, Eagle Partners and FM Partners is Suite 105, 621
     E. Germantown Pike, Plymouth Meeting, Pennsylvania 19401. The address of Dynamic Value Partners is 1959 Fourth Street, South Naples, Florida 34102.

(b) Includes 1,431,333 shares of common stock issued to Sinclair under the subscription agreement; includes 800,000 shares of common stock which Sinclair purchased from the Scorpion Investors and 666,666 shares of common stock issuable upon the exercise of warrants exercisable immediately after the closing of the Sinclair Investment on January 27, 1999. Also includes 112,000 shares issued in accordance with the Guaranty and Lease Compensation Agreement effective December 20,1999.

(c) Includes 237,500 shares of common stock issuable upon the exercise of stock options granted to Mr. Mancuso consisting of (i) 137,500 shares of common stock issuable pursuant to the 1993 Stock Option Plan, of which options for 100,000 and 37,500 shares vested on October 14, 1995 and June 9, 1996, respectively, and (ii) 100,000 shares of common stock issuable upon the exercise of options issued pursuant to the terms of Mr. Mancuso's 1994 employment agreement, of which options for 33,333 shares vested on January 1, 1995, 1996 and 1997. Includes 200,000 shares of Common Stock granted under the 1997 Stock Option Plan of which 66,666 vested on each of June 30, 1997, 1998 and 1999.

Includes 175,000 shares of Common Stock granted according to the 1999 Employment Agreement under the 1997 Stock Option Plan of which 58,333 vested on January 4, 1999 and January 4, 2000.

(d) Includes 20,000 shares of common stock issuable upon the exercise of vested options granted under Acrodyne's 1997 Stock Option Plan. Includes 5,000 shares of common stock upon the exercise of vested options under the 1999 Long Term Incentive Plan.

(e) Includes 500,000 shares of common stock issuable upon the exercise of warrants granted under a Stock Purchase Plan.

(f) Includes 50,000 shares of common stock issuable upon the exercise of vested options granted under the 1997 Stock Option Plan.

(g) Includes 300,000 shares of common stock issuable upon the exercise of options granted under the 1999 Long Term Incentive Plan.

(h) Includes 27,500 shares of Common Stock issuable upon the exercise of vested on options granted under the 1999 Long Term Incentive Plan.

(i) Reflects beneficial ownership of all directors and officers and includes 1,054,666 shares of common stock issuable upon the exercise of options. None of the officers or directors of Acrodyne beneficially owns any shares of preferred stock.

(j) Preferred stockholders own in aggregate 6,500 share of preferred stock at a conversion rate at which one share of preferred stock equals 27.68 shares of common stock. Furst Associates owns 3,075 shares of Preferred Stock or 47.31% of the issued and outstanding preferred stock. Eagle Partners owns 1,650 shares of preferred stock or 25.38% of the issued and outstanding Preferred Stock. FM Partners owns 1,275 shares of Preferred Stock or 19.62% of the issued and outstanding preferred stock and Dynamic Value Partners owns 500 shares of preferred stock or 7.69% of the issued and outstanding preferred stock. Since the 8% Preferred Stock does not vote as an independent class, this table assumes the conversion of all preferred stock to Common Stock to accurately reflect beneficial ownership.

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 27, 1999 Sinclair acquired a significant equity interest in Acrodyne. Pursuant to the subscription agreement, Sinclair made a cash infusion of $4.3 million in Acrodyne in receipt of 1,431,333 shares of Acrodyne's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon Acrodyne's achievement of increased product sales or sales of products with new technology. Sinclair has also acquired an additional 800,000 shares of common stock previously held by the Scorpion/New Light investment group and was granted 112,000 shares related to the Guaranty and Lease Compensation Agreement discussed below. Sinclair now holds an aggregate of 2,343,333 shares of Acrodyne, representing approximately 33.93% of issued common stock, assuming no warrants are exercised. If Sinclair were to exercise all warrants received pursuant to the Subscription Agreement, Sinclair would own 11,062,558 shares of common stock, representing 71.31% of all outstanding voting stock on a fully diluted basis.

The Company established a $2,500,000 credit facility with a bank for working capital purposes, described in Item 6. "Liquidity and Capital Resources." The bank required that Sinclair guarantee the Company's obligations. Interest is payable on a formula basis and is in the form of the Company's common stock. The Company has compensated Sinclair with $200,000 payable in the form of the Company's common stock for this guarantee.

During November 1999, the Company entered into a sublease agreement with Sinclair for its' new manufacturing facility. Under terms of this agreement, the Company has compensated Sinclair, on the lease execution date, $70,000 payable in the form of the Company's common stock. On each subsequent lease anniversary date, and for as long as Sinclair continues to sublease said facility to the Company, the Company will compensate Sinclair $70,000, payable in the form of the Company's common stock.

During March 2000, the Company entered into a 10-year license agreement (the "License Agreement") with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company will pay Sinclair an annual royalty of $300,000 for five years. For years six through ten, the Company shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement. At end of the tenth year, the Company has the option to purchase the Sinclair technology. The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, the Company entered into a subordinated debenture agreement with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share.

In October 2000, Sinclair acquired the $2,500,000 line of credit from the bank and filed related UCC liens against the company's personal property, which eliminated the Sinclair guarantee.

DESCRIPTION OF EXHIBITS

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

3.6*** Form of Certificate of Designation Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations and Restrictions of the 8% Convertible Redeemable Preferred Stock of Acrodyne Communications, Inc.

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

10.10*   Form of Traynor Employment Agreement

10.11*   1993 Stock Option Plan of the Company

10.12*   Form of Warrant Agreement

10.13* Confirmation Letter, dated September 13, 1994, from CoreStates Bank, N.A. regarding a line of credit of up to $1,200,000

10.14* Financial Advisory Agreement, dated as of September 14, 1993, by and between Alchemy Capital Corp. and Acrodyne Holdings, Inc., as amended to date

10.15** Financial consulting agreement dated July 1, 1995 between the Company and Colin Winthrop & Co., Inc. and form of warrant given to Colin Winthrop & Co., Inc.

10.16** Financial consulting agreement dated January 1, 1996 between the Company and Colin Winthrop & Co., Inc. and form of warrant given to Colin Winthrop & Co., Inc.

10.17*** Form of Subscription Agreement, dated March 29, 1996 between Acrodyne
         Communications, Inc. and (i) Furst Associates and (ii) Eagle Partners

10.18*** Form of Subscription Agreement, dated May 7, 1996 between Acrodyne
         Communications, Inc. and (i) FM Partners and (ii) Dynamic Value
         Partners

10.19 Form of Subscription Agreement, dated Nov. 7, 1997 between Acrodyne Communications, Inc. and Newlight Associates L.P., Newlight Associates (B.V.I.), Scorpion-Acrodyne Investors LLC and S-A partners

10.20*** Form of PNC Bank Loan Agreement

10.21**** Form of Guaranty and Lease Compensation Agreement

10.22**** Form of Barclay Employment Agreement

10.23**** Form of Debenture Agreement with Sinclair

21.0***  Subsidiaries of the Registrant

23.1**** Consent of Independent Public Accountants

23.2**** Consent of Independent Accountants

27.0**** Financial Data Schedule

* Incorporated by reference to the Form SB-2 filed by the Registrant (file number 33-82910 with the U.S. SEC on October 11, 1994

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

                                            Acrodyne Communications Inc.
                                                            (Registrant)

                                           By       /s/Nathaniel Ostroff
                                    -------------------------------------------
                                    Nathaniel Ostroff, Chairman of the Board of
                                    Directors, Chief Executive Officer and
                                    Interim President

Date April 17, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/A. Robert Mancuso
----------------------------------------------------------
                  A. Robert Mancuso, Director
Date    April 17, 2001


By       /s/Martin J. Hermann
----------------------------------------------------------
                  Martin J. Hermann, Director
Date    April 17, 2001


By       /s/David Smith
----------------------------------------------------------
                  David Smith, Director
Date    April 17, 2001


By       /s/David Amy
----------------------------------------------------------
                  David Amy, Director
Date    April 17, 2001


By       /s/Michael E. Anderson
----------------------------------------------------------
                  Michael E. Anderson, Director
Date    April 17, 2001


By       /s/Richard P. Flam
----------------------------------------------------------
                  Richard P. Flam, Director
Date    April 17, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Acrodyne Communications, Inc.:

We have audited the accompanying consolidated balance sheet of Acrodyne Communications, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 13 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended have been restated.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                         Arthur Andersen LLP

Philadelphia, Pennsylvania
April 9, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Acrodyne Communications, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and its subsidiary at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Acrodyne Communications, Inc. and its subsidiary for any period subsequent to December 31, 1998.

As discussed in Note 13 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

PricewaterhouseCoopers LLP
Philadelphia, PA
March 31, 1999, except as to the information presented in Note 13, for which the date is January 31, 2001.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


                                                                                   DECEMBER 31,
                                                                          --------------------------------
                                                                              1999                1998
                                                                              ----                ----
                               ASSETS                                     (AS RESTATED      (AS RESTATED
                               ------                                    - SEE NOTE 13)     - SEE NOTE 13)
                                                                         --------------     --------------
CURRENT ASSETS:
    Cash and cash equivalents                                         $         664,950     $        983,695
    Short-term investments                                                      200,000
    Accounts receivable, net of allowance for doubtful
       accounts of $60,000 and $62,565 at December 31,
       1999 and 1998, respectively                                            1,201,268            1,057,459
    Inventories, net                                                          3,199,549            3,919,039
    Prepaid assets                                                              348,108              170,958
    Other current assets                                                        220,000
                                                                      -----------------     ----------------
                                Total current assets                          5,833,875            6,131,151
PROPERTY, PLANT AND EQUIPMENT, net                                              570,182              504,469
NON-COMPETE AGREEMENT, net                                                      360,822              435,822
GOODWILL, net                                                                 3,899,211            4,055,707
                                                                      -----------------     ----------------

TOTAL ASSETS                                                          $      10,664,090     $     11,127,149
                                                                      =================     ================

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                  $       1,801,883     $      2,119,604
    Accrued expenses                                                            272,155              386,363
    Customer advances                                                         3,733,962              574,165
    Line of credit                                                            1,613,404            1,275,000
    Current portion of capital lease obligations                                 69,947               75,630
    Other current liabilities                                                   318,912
                                                                      -----------------     ----------------
                             Total current liabilities                        7,810,263            4,430,762
CAPITAL LEASE OBLIGATIONS                                                        12,021               69,824
NON-COMPETE LIABILITY                                                           845,990              712,168
                                                                      -----------------     ----------------
                             Total Liabilities                                8,668,274            5,212,754
                                                                      -----------------     ----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
    Convertible, redeemable, 8% preferred stock, par value $1.00;
      1,000,000 shares authorized; 6,500 and 333,030 shares
      issued and outstanding at December 31, 1999 and 1998,
      respectively                                                                6,500              333,030

    Common stock, par value $.01; 30,000,000 shares
       authorized; 6,906,161 and 5,331,670 shares issued and
       outstanding at December 31, 1999 and 1998, respectively                  69,062               53,317
    Additional paid-in capital                                              21,019,028           17,720,449
    Accumulated deficit                                                    (19,098,774)         (12,192,401)
                                                                      -----------------     ----------------
                            Total shareholders' equity                        1,995,816            5,914,395
                                                                      -----------------     ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $      10,664,090     $     11,127,149
                                                                      =================     ================


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONSOLIDATED FINANCIAL STATEMENTS.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                         1999                     1998
                                                                        ----                      ----
                                                                        (AS RESTATED      (AS RESTATED
                                                                       - SEE NOTE 13)     - SEE NOTE 13)
                                                                       --------------     --------------
NET SALES                                                            $      10,406,403    $     10,874,234
COST OF SALES                                                               12,368,883          10,008,707
                                                                     -----------------    ----------------
               Gross (loss) profit                                          (1,962,480)            865,527
                                                                     -----------------    ----------------
OPERATING EXPENSES:
    Engineering, research and development                                      920,047           3,171,359
    Selling                                                                  1,387,737           1,998,915
    Administration                                                           2,059,173           2,082,741
    Amortization of intangible assets                                          231,496             231,496
    Charge for non-compete liability adjustment                                145,226
                                                                     -----------------    -----------------
              Total operating expenses                                       4,743,679           7,484,511
                                                                     -----------------    ----------------
              Operating loss                                                (6,706,159)         (6,618,984)
OTHER (EXPENSES) INCOME:
    Interest expense, net                                                     (202,713)            (72,790)
    Other income, net                                                            2,499                 609
                                                                     -----------------    -----------------
              Loss before income taxes                                      (6,906,373)         (6,691,165)
INCOME TAXES
                                                                     -----------------    -----------------
NET LOSS                                                                    (6,906,373)         (6,691,165)
DIVIDENDS ON 8% CONVERTIBLE REDEEMABLE
     PREFERRED STOCK                                                           (89,361)            (81,975)
                                                                     -----------------    ----------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                          $       (6,995,734)     $   (6,773,140)
                                                                     =================    ================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                       $           (1.05)     $         (1.27)
                                                                     =================    ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                                                     6,675,597           5,321,188
                                                                     =================    ================


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONSOLIDATED FINANCIAL STATEMENTS.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (AS RESTATED - SEE NOTE 13)


                                           PREFERRED STOCK            COMMON STOCK       ADDITIONAL                      TOTAL
                                        -------------------    -------------------        PAID-IN      ACCUMULATED    SHAREHOLDERS
                                          SHARES      AMOUNT    SHARES       AMOUNT       CAPITAL       DEFICIT         EQUITY
                                          ------      ------    ------       ------     -----------   ------------   -------------
BALANCE AT DECEMBER 31, 1997               6,500   $   6,500   5,314,270    $53,143    $17,055,970   $ (5,501,236)   $ 11,614,377
   Issuance of shares in connection
     with warrant exercise                                        17,400        174         35,316                         35,490
   Sales of Series A preferred shares    326,530     326,530                               646,138                        972,668
   Issuance of options for services                                                         65,000                         65,000
   Dividends on preferred stock                                                            (81,975)                       (81,975)
   Net loss                                                                                            (6,691,165)     (6,691,165)
                                        --------   ---------   ---------     -------  ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1998             333,030     333,030   5,331,670      53,317    17,720,449    (12,192,401)      5,914,395
   Redemption of Series A preferred
     shares                             (326,530)   (326,530)                             (672,001)                      (998,531)
   Issuance of stock and warrants                              1,543,333      15,433     4,059,941                      4,075,374
   Exercise of warrants                                           31,158         312                                          312
   Dividends on preferred stock                                                            (89,361)                       (89,361)
   Net loss                                                                                            (6,906,373)     (6,906,373)
                                        --------   ---------  ------------   --------  -----------   ------------    ------------

BALANCE AT DECEMBER 31, 1999               6,500   $   6,500     6,906,161    $69,062  $21,019,028   $(19,098,774)   $  1,995,816
                                        ========   =========  ============   ========  ===========   ============    ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                CONSOLIDATED FINANCIAL STATEMENTS.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                       1999           1998
                                                                       ----           ----
                                                                   (AS RESTATED   (AS RESTATED
                                                                  - SEE NOTE 13)  - SEE NOTE 13)
                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (6,906,373)   $ (6,691,165)
Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                    421,763         453,514
      Adjustment to non-compete liability                              145,226
      Provision for bad debts                                                           65,000

      Changes in assets and liabilities:
           Accounts receivable                                        (143,809)       (114,276)
           Inventories                                                 719,490       1,352,410
           Prepaid and other current assets                           (177,150)        (65,891)
           Note receivable                                                              85,436
           Accounts payable                                           (317,721)        968,232
           Accrued expenses and other current liabilities              204,704         147,567
           Customer advances                                         3,159,797         226,787
                                                                  -------------   -------------
Net cash used in operating activities                               (2,894,073)     (3,572,386)
                                                                  -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                              (205,980)        (22,538)
      Purchase of short-term investment                               (200,000)
                                                                  -------------   -------------
Net cash used in investing activities                                 (405,980)        (22,538)
                                                                  -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock and warrants            3,805,374
      Proceeds from issuance of preferred stock                                        972,668
      Redemption of Series A preferred stock                          (998,531)
      Proceeds from exercise of warrants                                   312          35,490
      Payments on promissory notes                                                    (540,000)
      Borrowings under line of credit                                  338,404       1,275,000
      Capital lease repayments                                         (63,486)        (83,379)
      Payments on non-compete liability                                (11,404)        (10,479)
      Preferred stock dividends                                        (89,361)        (81,975)
                                                                  -------------   -------------
Net cash provided by financing activities                            2,981,308       1,567,325
                                                                  -------------   -------------

Net decrease in cash and cash equivalents                             (318,745)     (2,027,599)
Cash and cash equivalents at beginning of year                         983,695       3,011,294
                                                                  -------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $    664,950   $     983,695
                                                                  =============   ============

SUPPLEMENT CASH FLOW INFORMATION:
      Cash paid for interest                                      $    221,209   $     170,302
                                                                  =============   ============
      Property and equipment acquired through capital leases      $     20,350   $      37,555
                                                                  =============   ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONSOLIDATED FINANCIAL STATEMENTS.

                  ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

1.   BACKGROUND:
     -----------

ORGANIZATION

Acrodyne Holdings, Inc. (the "Company"), a Delaware corporation, was formed in May 1991. In 1995, the Company changed its name to Acrodyne
Communications, Inc.

On May 16, 1994, the Company entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc. ("Acrodyne Industries"), a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification. The acquisition was consummated on October 24, 1994, with proceeds obtained from a public offering of the Company's common stock.

OPERATIONS AND BUSINESS RISK

Due to the nature of the Company's business, it is subject to various risks including, but not limited to, technological and market acceptance of its product, capital availability, dependence on management and other risks. The Company has been in the process of developing new products and applications using digital transmission technology. Related to this process, the Company entered into a license agreement with Sinclair Broadcast Group, Inc. ("Sinclair") in March 2000 (see Note 10). The Company shipped the first of its digital transmitters in March 2001. To date, all orders of the Company's digital product are from Sinclair.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $6,906,373 and $6,691,165 in 1999 and 1998, respectively. In addition, the Company has generated operating cash flow deficits of $2,894,073 and $3,572,386 in 1999 and 1998, respectively. Additional losses and cash flow deficits have continued through March 2001. For the nine-month period ended September 30, 2000, the Company has recorded a net loss of $7,332,591 (unaudited). These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $3,805,374 from common stock and warrants sold to Sinclair in 1999, a subordinated debenture provided by Sinclair, the Company's credit facility (see Note 7) and customer advances. As of December 31, 1999, Sinclair owned 33.9% of the Company's common stock and has warrants to purchase 8,719,225 additional shares (see Notes 8 and 10), which represented approximately 60% ownership of the Company on a fully-diluted basis.

Sinclair had provided a guarantee of the Company's $2,500,000 credit facility. In November 2000, Sinclair purchased the credit facility from the bank (see Note 7). In March 2000, Sinclair further agreed to provide additional funds to the Company of up to $2,000,000 under the terms of a subordinated debenture (see Note 10). From January 1, 2000 through March 31, 2001, Sinclair provided additional funds to the Company of approximately $2,900,000 under the subordinated debenture and credit facility agreements. The Company's ability to continue as a going concern depends upon: (1) market acceptance of the Company's new product; (2) the Company's ability to generate sufficient revenue to achieve and sustain positive cash flow; and
(3) the Company's ability to raise the necessary capital to fund operating needs and finance the planned investment. There can be no assurance that the Company will be able to obtain the necessary capital to fund operating and investment needs, or to generate sufficient revenue to achieve and sustain profitability in the future.

The Company is currently exploring options available to it to raise capital. Among the options is a potential recapitalization of the Company by Sinclair. Under terms of the proposed recapitalization, which is yet to be executed Sinclair would receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by the Company in the amount of approximately $3,500,000 and would cancel certain existing warrants and receive additional warrants as part of a new line of credit in the amount of $4,000,000. As a result of the transaction, Sinclair would own approximately 80% of the Company. In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from the Company. As of March 31, 2001, no formal recapitalization plan has been executed.

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2000, our independent auditors will issue an opinion with an explanatory paragraph stating that substantial doubt exists about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities should the Company be unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summarizes the significant accounting policies employed by the Company in preparation of its consolidated financial statements:

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

INVENTORY

Inventory includes material, direct labor and overhead and is valued at the lower of cost or market on a first-in, first-out basis. A reserve for excess or obsolete inventory is recorded to reduce the carrying amount of inventory to its net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to operations when incurred. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gain or loss is recorded in the statement of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, primarily three to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease terms. Capital leases are depreciated over their useful lives or lease terms, as applicable.

CUSTOMER ADVANCES

Deposits received from customers on orders for purchase of products are recorded as liabilities.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of transmitters when title and risk of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up. A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase; the transmitters have been completed, tested and are available for pick-up or delivery; and the customer has requested that the Company hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company recognizes revenue since it has no further obligation except to segregate the transmitters; invoice the customer under normal billing and credit terms; and hold the transmitter for a short period of time as is customary in the industry, until pick-up or delivery. Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded. The Company records revenue for services related to installation of transmitters upon completion of the installation process.

CONCENTRATION OF CREDIT RISK

The Company's customers are domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales were $2,168,242 and $3,403,339 for the years ended December 31, 1999 and 1998, respectively. One customer (see Note 10) represented approximately 13% of sales in 1999. No other customers represented more than 10% of sales in 1999 or 1998.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT

Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering, research and development in the accompanying consolidated statements of operations. Research and development costs of approximately $5,000 and $2,302,000 were charged to expense during the years ended December 31, 1999 and 1998, respectively.

INCOME TAXES

The Company records deferred income taxes for the estimated future tax effects of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities using enacted rates. A valuation allowance is recorded against deferred tax assets when it is concluded that it is more likely than not that the related tax benefit will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of these financial instruments approximate their recorded book values as of December 31, 1999 and 1998.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically performs analyses on the recoverability of long-lived assets under the provision of Statements of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires the recognition of an impairment loss for an asset held for use when the estimated future undiscounted cash flows associated with the asset is less than the asset's carrying amount. Measurement of the impairment loss is based on the fair value of the asset which is determined using the present value of expected future cash flows. No impairment losses were recorded during 1999 or 1998. See Note 12 to the consolidated financial statements for discussion of an impairment charge recorded in 2000.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 130 "Reporting on Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which were required to be adopted in 1998, had no effect on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is required to be adopted by the Company on January 1, 2001. SFAS No. 133 establishes the accounting and financial reporting requirements for derivative instruments and requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. This statement did not have a material effect on the Company's consolidated financial position or results of operations upon adoption in 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB No. 101 is required no later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues in 2000 of $540,000; however, there will be no change in earnings as the cost of sales approximated the related revenue on the transactions. Prior quarters in 2000 will be restated to give effect to the adoption of SAB No. 101 as of January 1, 2000.

The FASB's Emerging Issues Task Force released Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires amounts charged to customers for shipping and handling to be classified as revenue and the related costs to be classified as cost of sales. Issue 00-10 is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999, and has been adopted by the Company in 2000.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Due to the Company's net loss in 1999 and 1998, the incremental shares issuable in connection with convertible preferred stock, stock options and warrants were anti-dilutive and, accordingly, are not considered in the calculation (see Note 8).

3.   INVENTORIES:
     ------------

Inventories consist of the following:

                                                    DECEMBER 31,
                                                    ------------
                                               1999              1998
                                               ----              ----
Raw materials                               $ 2,170,965      $ 2,779,646
Work-in-process                                 764,048          584,611
Finished goods                                1,214,536          910,782
                                            -----------      -----------
                                              4,149,549        4,275,039
Reserve for excess and obsolete inventory      (950,000)        (356,000)
                                            -----------      -----------
                                            $ 3,199,549      $ 3,919,039
                                            ===========      ===========

4.   PROPERTY AND EQUIPMENT:
     -----------------------

Property and equipment consist of the following:

                                                     DECEMBER 31,

                                                1999               1998
                                                ----               ----
Test equipment                              $   674,417      $   585,678
Machinery and equipment                          63,522           59,564
Office furniture & equipment                    320,212          272,993
Automobile                                       11,043           11,043
Leasehold improvements                           76,205           76,205
Purchased computer software                      98,666           29,342
                                             ----------      -----------
                                              1,244,065        1,034,825

Accumulated depreciation                       (673,883)        (530,356)
                                             ----------      -----------
                                             $  570,182      $   504,469
                                             ==========      ===========

Depreciation expense amounted to $140,267 and $222,019 for the years ended December 31, 1999 and 1998, respectively.

Property and equipment at December 31, 1999 and 1998 includes assets (primarily test equipment) under capital leases of $226,787 and $235,093, respectively, net of accumulated depreciation of $76,498 and $82,883, respectively.

5.   NON-COMPETE AGREEMENT:

In connection with the acquisition of Acrodyne Industries, the Company entered into a non-compete agreement with the selling shareholder. In consideration for this agreement not to compete, the Company is obligated to make annual payments to the selling shareholder equal to $65,000 and pay for certain benefits for the remainder of his life. The Company recorded the actuarial present value of the estimated payments of $750,000 related to this agreement as an asset and established a corresponding liability at the date of acquisition. During the years ended December 31, 1999 and 1998, the Company recorded interest expense of $63,661 and $64,231, respectively, relating to this liability.

The intangible asset is being amortized on a straight-line basis over a ten-year period. Amortization expense of $75,000 was recorded during each of the years ended December 31, 1999 and 1998. Accumulated amortization totaled $389,178 and $314,178 at December 31, 1999 and 1998, respectively.

In 1999, the Company recorded a charge of $145,226 in the accompanying consolidated statement of operations to adjust the liability to its estimated actuarial net present value. The significant actuarial assumptions used to compute this liability at December 31, 1999 include:

                  Discount rate - 8%
                  Mortality - 1983 Group Mortality Table

See Note 12 to the consolidated financial statements regarding the impairment charge recorded for this asset in the third quarter of 2000.

6.   GOODWILL:

In connection with the 1994 acquisition of Acrodyne Industries (see Note 1), the Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over 30 years. Amortization charged to expense during the years ended December 31, 1999 and 1998 amounted to $156,496 in each year. Accumulated amortization at December 31, 1999 and 1998 totaled $812,062 and $655,567, respectively. In the third quarter of 2000, the Company recorded a charge to write off the carrying amount of goodwill (see Note 12).

7.   DEBT:

Lines of credit and capital lease obligations consist of the following:

                                                    DECEMBER 31,
                                                    ------------
                                               1999               1998
                                               ----               ----
Line of credit                          $      1,613,404    $     1,275,000
Capital lease obligations                         81,968            145,454
                                        ----------------    ---------------
                                               1,695,372          1,420,454
Current portion                               (1,683,351)        (1,350,630)
                                        ----------------    ---------------
                                        $         12,021    $        69,824
                                        ================    ===============

Principal payments on debt and capital leases are as follows:

         2000                            $      1,683,351
         2001                                      12,021
         2002 and thereafter             ----------------
                                         $      1,695,372
                                         ================


In September 1999, the Company entered into a new credit facility (the "Credit Facility") with PNC Bank, N.A. that provided for a $2,500,000 line of credit. The Credit Facility bears interest at LIBOR plus 200 basis points and replaced a prior $2,000,000 line of credit facility maintained with another bank. The Credit Facility was collateralized by all personal property of the Company and was guaranteed by Sinclair. The Credit Facility which expired on July 31, 2000 was extended to October 31, 2000. In October 2000, Sinclair purchased the Credit Facility and assumed all rights of the bank (see Note
10). The weighted-average interest rate and total interest expense related to the lines of credit during 1999 were 6.4% and $78,610, respectively. Average borrowings related to the Credit Facility during 1999 were $1,221,000. Borrowing during 1999 ranged from $0 to $1,700,000. The weighted-average interest rate on long-term debt at December 31, 1999 was 7.9%.

In connection with the Credit Facility, the Company is obligated to maintain minimum tangible net worth, as defined, of $4,500,000. As of December 31, 1999, the Company was not in compliance with the terms of the Credit Facility with respect to minimum tangible net worth. The Company had obtained a waiver for the 1999 event of default. The Company was again out-of-compliance with terms of the Credit Facility as of September 30, 2000, and the non-compliance has been on-going. No waiver of this non-compliance has been obtained from Sinclair.

8.   SHAREHOLDERS' EQUITY:

PREFERRED STOCK

Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders.

During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the "8% Preferred Stock") in a private placement. The 8% Preferred Stock has a liquidation preference of $100 per share plus all outstanding and unpaid dividends and is redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations are met. The 8% Preferred Stock is convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock vote on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, have the right to elect a director to the Company's Board. During 1997, 4,000 shares of the 8% Preferred Stock were converted into common stock at a conversion price of $4.00 per share, 6,500 shares remain outstanding at the end of 1999.

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

On January 27, 1999, the Company increased the number of authorized shares of common stock from 10,000,000 to 30,000,000. Concurrent with this change, the Company sold 1,431,333 shares of common stock and warrants to purchase up to an additional 8,719,225 shares of common stock to Sinclair in a private placement for aggregate proceeds of $4,300,000. As a condition of the transaction, Sinclair has the right to appoint three of the Company's five directors. Transaction costs of $494,626 were incurred in connection with this transaction. The Company utilized $998,531 of the proceeds from this transaction to redeem the Series A Preferred Stock as discussed above.

On December 20, 1999, the Company committed to issue 112,000 shares of common stock with a fair market value of $270,000 to Sinclair in accordance with terms of the Guaranty and Lease Compensation Agreement, dated

December 20, 1999 (see Note 10) and are included as outstanding shares at December 31, 1999. These shares were considered outstanding for purposes of the basic earnings per share calculation for 1999.

WARRANTS AND OPTIONS

In 1998, warrants to purchase 13,000 shares of common stock were exercised for proceeds of $35,490. In addition, the warrant holder utilized the cashless exercise feature of an additional 5,600 warrants to acquire 4,400 shares of common stock of the Company.

Also in 1998, the Company issued options to purchase 25,000 shares of common stock at an exercise price of $3.50 to a consultant for services. The options expire on June 5, 2008, and were valued at $65,000 at the time of issuance. Such amount was recorded as additional paid-in capital and as an administrative expense.

In connection with the initial Sinclair investment discussed above, the Company executed various agreements dated January 27, 1999, giving Sinclair the right to purchase up to 8,719,225 shares of the Company's common stock. Of these warrants, Sinclair may purchase 2,000,000 shares at an exercise price of $3.00 per share based on the following vesting schedule:

                    DATE                      CUMULATIVE TOTAL SHARES
                    ----                      -----------------------
         From and after January 27, 1999             666,666
         From and after January 27, 2000           1,333,333
         From and after January 27, 2001           2,000,000

In addition, Sinclair received anti-dilution warrants to purchase 719,225 shares of the Company's common stock at $3.00 per share (subject to adjustment based on a formula defined in the related warrant agreement). Also, Sinclair received 6,000,000 warrants which are exercisable only upon the Company achieving increased product sales or sales of products with new technology. These warrants may be exercised at prices ranging from $3.00 to $6.00 per share. The expiration date of all warrants mentioned above is January 26, 2006. At December 31, 1999, Sinclair had 8,719,225 warrants to purchase the Company's common stock, of which 75,000 warrants were exercised on February 29, 2000.

The following warrants and options (excluding employee stock options) were outstanding at December 31, 1999 and 1998:

                  1999                     1998         EXERCISE PRICE    EXPIRATION DATE
                  ----                     ----         --------------    ---------------
                                          16,000        $          6.30    June 30, 1999
                                          50,000                   3.00    October 24, 1999
                                         131,400                   2.73    October 24, 1999
                                         140,000                   4.50    March 31, 1999
                                         225,000                   5.00    March 31, 1999
                 200,000                 200,000                   6.00    May 24, 2001
                 500,000                 500,000                   3.00    November 7, 2002
                  25,000                  25,000                   3.50    June 5, 2008
                 525,000                 525,000                   3.00    September 4, 2003
               2,000,000                                           3.00    January 26, 2006
                 719,225                                           3.00    January 26, 2006
               6,000,000                                      3.00-6.00    January 26, 2006
      ------------------      ------------------
               9,969,225               1,812,400
      ==================      ==================

EMPLOYEE STOCK OPTIONS

In December 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"). A total of 250,000 shares of common stock options were issuable under the 1993 Plan. The options may be incentive stock options or non-qualified stock options. The maximum term of each option under the 1993 Plan is 10 years.

In April 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") under which options for 650,000 shares have been authorized. In June 1998, the Board granted options for 450,000 shares under the 1997 Plan to employees. The options had an exercise price of $4.50 per share. On October 16, 1998, the Board of Directors repriced the exercise price of these options to $3.00 per share.

In January 1999, the Board granted options for 175,000 shares under the 1997 Plan to an employee. The options had an exercise price of $3.88 per share. The fair market value of the Company's stock on the date of grant was $4.06. No compensation related to the option grant was recorded in 1999.

In March 1999, the Company adopted the 1999 Long-Term Incentive Plan (the "1999 Plan") under which awards may be granted in the form of stock, restricted stock, stock options, stock appreciation rights or cash. Under the 1999 Plan, the Company may make stock-based awards of up to an aggregate of 2,000,000 shares of common stock. In August 1999, the Board granted 370,000 options to employees and directors under the 1999 Plan. The majority of these options vested immediately. The options had an exercise price of $2.34 per share. The fair market value of the Company's stock on the date of grant was $2.31. No compensation related to these option grants was recorded in 1999.

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its option plans. Had compensation cost for the Company stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                             DECEMBER 31,
                                                                             ------------
                                                                       1999                 1998
                                                                       ----                 ----
Net loss applicable to common shareholders:
     As restated                                                $     (6,995,734)    $    (6,773,140)
     Pro forma                                                        (7,378,117)         (7,353,692)

Net loss per common share (basic and diluted):
     As restated                                                $          (1.05)    $         (1.27)
     Pro forma                                                             (1.11)              (1.40)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following parameters: 60% volatility, 5.5% risk-free rate, 0% dividend yield and five-year option life.

A summary of the awards under the Company's stock option plan during the years ended December 31, 1999 and 1998 is presented below:

                                                    DECEMBER 31, 1999               DECEMBER 31, 1998
                                                    -----------------               -----------------
                                                                 Weighted                       Weighted
                                                                 Average                        Average
                                                                 Exercise                       Exercise
                                                  Shares          Price           Shares          Price
                                             -------------    -------------   ------------  -------------
Outstanding at the beginning of year-               725,000   $        3.16       275,000     $     3.36
     Granted                                        545,000            2.83       900,000           3.75
     Exercised
     Rescinded/forfeited                          (105,000)            3.00      (450,000)    $     4.50
                                              -------------                   ------------

Outstanding at year end                           1,165,000   $        3.03        725,000    $     3.16
                                              =============                   ============

Options exercisable at year end                     900,833                        600,000

Weighted average fair value of options
     granted during the year                                  $        2.31                   $     2.00


9.   INCOME TAXES:

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

                                                                             DECEMBER 31,
                                                                             -----------
                                                                       1999              1998
                                                                       ----              ----
Income tax benefit at statutory federal rates                   $     (2,417,231)   $   (2,341,908)
State tax benefit, net of federal tax benefit                           (377,041)         (331,213)
Goodwill amortization                                                     62,598            62,598
Non-deductible compensation                                                                 26,000
Other permanent differences                                               11,600            11,601
Increase in valuation allowance                                        2,720,074         2,572,922
                                                                ----------------    ---------------
                                                                $              0                 0
                                                                ================    ===============

The components of the net deferred income tax asset (liability) are as follows:

                                                                             DECEMBER 31,
                                                                             ------------
                                                                       1999              1998
                                                                       ----              ----
Tax loss carryforwards (tax basis)                               $     5,893,376    $   3,938,740
Deferred tax assets:
   Uniform tax cost capitalization                                       292,568          319,749
   Non-compete agreement                                                 257,862          211,576
   Inventory reserves                                                    380,000          142,400
   Book in excess of tax depreciation                                      6,460
   Other deferred tax assets                                              88,380           85,406
                                                                 ---------------    --------------

                                                                       6,918,646         4,697,871
Deferred tax liability in excess of depreciation                                           (38,218)
                                                                ----------------    --------------

Net deferred tax assets                                                6,918,646         4,659,653
Valuation allowance                                                   (6,918,646)       (4,659,653)
                                                                ----------------    --------------
                                                                 $             0    $            0
                                                                ================    ==============

A full valuation allowance has been established against the Company's net deferred tax assets as management has concluded that it is more likely than not the related tax benefits will not be realized.

The Company's tax loss carryforwards, which begin to expire in 2011, totaled approximately $14,700,000 and $9,800,000 at December 31, 1999 and 1998,
respectively.

10.  RELATED PARTY:
     --------------

As discussed in Note 8, on January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20,1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below). As of December 31, 1999, Sinclair held an aggregate of 2,343,333 shares of the Company's common stock, representing approximately 33.9% of issued common stock assuming no warrants are exercised.

During November 1999, the Company entered into a Guaranty and Lease Compensation Agreement (the "Guaranty Agreement") with Sinclair, intended to be effective September 16, 1999. In connection with the $2,500,000 Credit Facility discussed in Note 7, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company's obligation with respect to the Credit Facility. Under the Guaranty Agreement and as compensation to Sinclair for the guarantee, the Company committed to provide Sinclair the following: (1) $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999), and (2) on October 1, 2000 and payable each year thereafter until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock. The $200,000 due Sinclair under the terms of the guarantee was capitalized and is being amortized as interest expense over the guarantee period. Of the $200,000 related to this guarantee, $50,000 was recorded as interest expense during 1999.

During November of 1999, the Company entered into a sublease agreement (the "Lease Agreement") with Sinclair (see Note 11). Under terms of the Guaranty Agreement and as compensation for the Lease Agreement, the Company agreed to compensate Sinclair as follows: (1) on the lease execution date, $70,000 payable in the form of Company common stock calculated as the average closing price for the five business days preceding the lease execution date and (2) on each lease anniversary date, $70,000 payable in the form of Company common stock calculated as the average closing price for the five business days preceding the lease anniversary date.

During March 2000, the Company entered into a 10-year license agreement (the "License Agreement") with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company will pay Sinclair an annual royalty of $300,000 for five years. For years six through ten, the Company shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement. At end of the tenth year, the Company has the option to purchase the Sinclair technology. The purchase price would be two times (2x) the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000, and on a monthly basis thereafter. Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share. Through March 31, 2001, the Company had borrowed $2,000,000 under terms of this arrangement. No interest has been paid by the Company to date.

In October 2000, Sinclair purchased the credit facility discussed in Note 7 and assumed all rights of the bank. Sinclair filed the UCC liens against the Company's personal property, which eliminated the Sinclair guaranty.

Sales made to Sinclair during 1999 and 1998 totaled $1,383,981 and $0, respectively.

11.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Company has operating leases for its manufacturing facility and office space, which expire July 31, 2000 and October 31, 2001, respectively. Rental expense was $229,012 and $222,931 for the years ended December 31, 1999 and 1998, respectively. During September 1999, the Company entered into a sublease agreement with Sinclair (see Note 10) for the lease of a 44,000 square foot building. Minimum lease payments due under this building lease are as follows:

                           Year one                           $  360,000
                           Year two                              370,800
                           Year three                            381,924
                           Year four                             393,381
                           Year five                             459,393
                           Years six through fifteen           5,399,664
                                                               ---------
                                                              $7,365,162
                                                               =========

Future minimum lease payments under noncancelable operating leases, excluding the sublease agreement with Sinclair discussed above, are as follows:

                            2000                               $       140,882
                            2001                                        14,583
                            2002 and thereafter
                                                               ---------------
                                                               $       155,465
                                                               ===============

LEGAL PROCEEDINGS

In August 2000, the Company initiated a comprehensive internal review of its accounting records and concluded that prior period financial statements should be restated (see Note 13). In September of 2000, the Company was joined as a defendant, along with two of its officers and directors, in a class action in the United States District Court for the District of Maryland. The lawsuit asserts that the Company issued false and misleading financial statements. The Company has reached a preliminary settlement with plaintiffs' counsel. The preliminary settlement requires the Company to issue plaintiffs warrants to purchase 1,600,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants will expire after five years. The Company also has agreed to pay plaintiffs $750,000. The cash portion of the settlement will be funded by the Company's officers' and directors' indemnity insurance policy. A Memorandum of Understanding reflecting the material terms of the settlement was filed with the Court on March 1, 2001. On April 6, 2001, a Stipulation and Settlement Agreement was submitted along with all required documents to effectuate the settlement. Depending on the terms of a final settlement, including the value of the warrants issued, the ultimate resolution of this matter may have a material impact on the Company's financial position or results of operations.

12.  SUBSEQUENT EVENTS:
     ------------------

During February 2000, the Company terminated 18 of its employees. Total severance payments of $44,400 were made to these individuals and expensed during 2000.

During March 2000, the Company entered into a 10-year License Agreement with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company will pay Sinclair an annual royalty of $300,000 for five years. For years six through ten, the Company shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement. At end of the tenth year, the Company has the option to purchase the Sinclair technology. The purchase price would be two times (2x) the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest was to be made April 1, 2000 and on a monthly basis thereafter. Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share. As of March 31, 2001, the Company has drawn $2,000,000 against this Debenture to fund operating needs.

In July 2000, the Company announced that the corporate headquarters would be relocating to Cockeysville, MD, and that manufacturing and support would move to Oaks, PA. This move was completed in the fourth quarter of 2000.

During August 2000, the Company announced that it was necessary to defer filing the Company's Form 10-QSB for the quarter ended June 30, 2000. The Company also announced that prior year annual audited consolidated financial statements would have to be amended and restated along with the previously filed first quarter consolidated financial statements for the period ended March 31, 2000.

In September 2000, the Company announced that it would voluntarily delist itself after delisting proceedings were announced by the Nasdaq for not filing financial information on a timely basis. The shares may trade on the OTC Bulletin Board, but not before the Company files its Form10-QSB for the periods ended September 30, 2000, June 30, 2000, March 31, 2000 (restated) and Form 10-KSB for the year ended December 31, 2000, and the restated Form 10-KSB for the years ended December 31, 1999 and 1998.

During the third quarter of 2000, the Company determined that as a result of the combination of regulatory changes, evolving technology, changes dictated by the market place, changes to key management and continued negative profit margins, it would exit the low and medium power transmitter business. The low and medium power transmitter business was acquired by the Company in 1994 (see Note 1). As a result of this decision, the Company reviewed all of the long-term assets of the low and medium power transmitter business (principally goodwill, covenant not-to-compete and property and equipment) for impairment. As a result of this review, management concluded that these assets had been permanently impaired and, as such, recorded a charge to write-off all goodwill and certain other long-term assets in the amount of $4,144,284 during the third quarter of 2000.

13. ACCOUNTING REVIEW CHARGES, ADJUSTMENTS AND RESTATEMENTS
    -------------------------------------------------------

During the third quarter of 2000, the Company initiated a comprehensive internal review of its accounting records. As a result of this review, certain charges and adjustments were recorded, as discussed below, in the previously filed audited consolidated financial statements for the years ended December 31, 1999 and 1998 which needed to be amended. The following is a summary of adjustments recorded for the applicable years:

                                                       1999           1998
                                                      -----           ----
     Cost of sales adjustments, net                $(2,795,322)   $  (406,406)
     Revenue recognition adjustmen                  (2,299,511)      (852,485)
     Accrual adjustments                              (123,750)
                                                   -----------    ------------
          Increase in Net Loss                     $(5,218,583)    $(1,258,891)
                                                   ===========     ===========


The Company's results for the years ended December 31, 1999 and 1998 reflect net charges to cost of sales of $2,795,322 and $406,406, respectively, which related to the pricing of the year-end physical inventories, offset by the effects on cost of sales of reversing revenues previously recognized. The 1999 amount also included a $563,000 increase to the inventory obsolescence reserve. The Company's third quarter accounting review in 2000 included a detailed review of the pricing of the physical inventories taken as of the respective year-ends. The review necessitated a number of adjustments affecting the prior valuations of the physical inventory and cost of sales for interim periods.

The Company has recorded adjustments to net loss related to the timing of revenue recognition for certain sales of $2,299,511 and $852,485 in 1999 and 1998, respectively. These adjustments were made based on the Company's internal review in 2000, which indicated that certain revenues should not have been recognized or were recognized in the improper period. The adjustments have been determined through a specific review of the related supporting documents and a determination of the proper reporting period for the recognition of the revenue transaction.

The Company recorded adjustments of $123,750 pertaining to certain accruals and expense items, which were not previously recognized in 1999.

The impact of the above charges increased net loss by $5,218,583 or $.78 per share in 1999 and $1,258,891 or $.23 per share in 1998. The schedules that follow show the impact on the consolidated financial statements from previously reported results, for the years ended December 31, 1999 and 1998.

In addition to the impact of the above adjustments on shareholders' equity, an adjustment was recorded to reclassify a liability to Sinclair of $270,000, to equity as the liability will be satisfied with the issuance of 112,000 shares of common stock (see Note 8).

                                                          December 31, 1999
                                               -----------------------------------------
                                                  AS REPORTED IN
                                                 1999 FORM 10-KSB         AS RESTATED
                                               ------------------     ------------------
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $         664,950       $        664,950
  Short-term investments                                 200,000                200,000
  Accounts receivables, net                            1,335,158              1,201,268
  Inventories, net                                     6,401,277              3,199,549
  Prepaid assets                                         412,108                348,108
  Other current assets                                   220,000                220,000
                                               -----------------       ----------------
        Total current assets                           9,233,493              5,833,875

PROPERTY, PLANT AND EQUIPMENT, net                       570,182                570,182
NON-COMPETE AGREEMENT, net                               360,822                360,822
GOODWILL, net                                          3,899,211              3,899,211
                                               -----------------       ----------------
TOTAL ASSETS                                   $      14,063,708       $     10,664,090
                                               =================       ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $       1,801,883       $      1,801,883
  Accrued expenses                                       516,405                272,155
  Customer advances                                      984,268              3,733,962
  Line of credit                                       1,613,404              1,613,404
  Current portion of capital lease obligations            69,947                 69,947
  Other current liabilities                               16,500                318,912
                                               -----------------       ----------------
        Total current liabilities                      5,002,407              7,810,263

CAPITAL LEASE OBLIGATIONS                                 12,021                 12,021

NON-COMPETE LIABILITY                                    845,990                845,990
                                               -----------------       ----------------
       TOTAL LIABILITIES                               5,860,418              8,668,274
                                               -----------------       ----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

 SHAREHOLDERS' EQUITY                                  8,203,290              1,995,816
                                               -----------------       ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $      14,063,708       $     10,664,090
                                               =================       ================

                                                                          FOR THE YEARS ENDED
                                                                           DECEMBER 31, 1999
                                                                -----------------------------------------
                                                                 AS REPORTED IN
                                                                 1999 FORM 10-KSB          AS RESTATED
                                                                -----------------       -----------------
Net sales                                                       $      12,705,914       $     10,406,403
Cost of sales                                                           9,573,561             12,368,883
                                                                -----------------       ----------------
       Gross profit (loss)                                              3,132,353            (1,962,480)
                                                                -----------------       ----------------
Operating expenses:
  Engineering, research and development                                   920,047                920,047
  Selling                                                               1,387,737              1,387,737
  Administration                                                        1,983,423              2,059,173
  Amortization of intangible assets                                       231,496                231,496
  Charge for non-compete liability adjustment                             145,226                145,226
                                                                -----------------       ----------------
                                                                        4,667,929              4,743,679
                                                                -----------------       ----------------
      Operating loss                                                  (1,535,576)            (6,706,159)

Other (expense) income:
  Interest expense, net                                                 (154,713)              (202,713)
  Other income                                                              2,499                  2,499
                                                                -----------------       ----------------

   Loss before income taxes                                           (1,687,790)            (6,906,373)

Income taxes
                                                                -----------------       -----------------

      Net Loss                                                        (1,687,790)            (6,906,373)
Dividends on 8% convertible, redeemable preferred stock                  (89,361)               (89,361)
                                                                -----------------       -----------------
Net Loss applicable to Common Shareholders                      $     (1,777,151)       $    (6,995,734)
                                                                =================       =================

           Net Loss per common share -- Basic and Diluted       $          (0.27)       $         (1.05)
                                                                -----------------       -----------------
Weighted Average Common Shares Outstanding --
    Basic And Diluted                                                  6,659,304              6,675,597
                                                                -----------------       -----------------

                                                   50



                                                                                    DECEMBER 31, 1998
                                                                         ---------------------------------------
                                                                          AS REPORTED IN
                                                                         1998 FORM 10-KSB          AS RESTATED
                                                                         ----------------        ----------------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $         983,695       $        983,695
  Accounts receivables, net                                                      1,497,197              1,057,459
  Inventories, net                                                               4,325,445              3,919,039
  Prepaid assets                                                                   170,958                170,958
                                                                         -----------------       ----------------
        Total current assets                                                     6,977,295              6,131,151

PROPERTY, PLANT AND EQUIPMENT, net                                                 504,469                504,469

NON-COMPETE AGREEMENT, net                                                         435,822                435,822

GOODWILL, net                                                                    4,055,707              4,055,707
                                                                         -----------------       ----------------
      TOTAL ASSETS                                                       $      11,973,293       $     11,127,149
                                                                         =================       ================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $       2,119,604       $      2,119,604
  Accrued expenses                                                                 386,363                386,363
  Customer advances                                                                161,418                574,165
  Line of credit                                                                 1,275,000              1,275,000
  Current portion of capital lease obligations                                      75,630                 75,630
                                                                         -----------------       ----------------
        Total current liabilities                                                4,018,015              4,430,762

CAPITAL LEASE OBLIGATIONS                                                           69,824                 69,824

NON-COMPETE LIABILITY                                                              712,168                712,168
                                                                         -----------------       ----------------
       TOTAL LIABILITIES                                                         4,800,007              5,212,754
                                                                         -----------------       ----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY                                                             7,173,286              5,914,395
                                                                         -----------------       ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $      11,973,293       $     11,127,149
                                                                         =================       ================




                                                                                   FOR THE YEARS ENDED
                                                                                    DECEMBER 31, 1998
                                                                         -----------------------------------------
                                                                         AS REPORTED IN 1998
                                                                           FORM 10-KSB              AS RESTATED
                                                                         -------------------     -----------------
Net sales                                                                $      11,726,719       $     10,874,234
Cost of sales                                                                    9,602,301             10,008,707
                                                                         -----------------       ----------------
        Gross profit                                                             2,124,418                865,527
                                                                         -----------------       ----------------

Operating expenses:
  Engineering, research and development                                          3,171,359              3,171,359
  Selling                                                                        1,998,915              1,998,915
  Administration                                                                 2,082,741              2,082,741
  Amortization of intangible assets                                                231,496                231,496
                                                                         -----------------       ----------------
                                                                                 7,484,511              7,484,511
                                                                         -----------------       ----------------
        Operating loss                                                          (5,360,093)            (6,618,984)

Other income (expense):
  Interest expense, net                                                            (72,790)               (72,790)
  Other income                                                                         609                    609
                                                                         -----------------       ----------------

      Loss before income taxes                                                  (5,432,274)            (6,691,165)

Income taxes
                                                                         -----------------       -----------------

     Net Loss                                                                   (5,432,274)            (6,691,165)

Dividends on 8% convertible, redeemable preferred stock                            (81,975)               (81,975)
                                                                        ------------------       ----------------

Net loss applicable to Common Shareholders                               $      (5,514,249)       $    (6,773,140)
                                                                        ==================       ================
   Net Loss per common share -- Basic and Diluted                         $          (1.04)                 (1.27)
                                                                        ------------------       ----------------

 Weighted Average Shares Outstanding -Basic and Diluted                         5,321,188              5,321,188
                                                                        ------------------       ----------------