Form 10QSB/A
period 2000-03-31
ACRODYNE COMMUNICATIONS INC
filed 2001-11-13
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number

0-24886

ACRODYNE COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3067564
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10706 Beaver Dam Road
Cockeysville, Maryland	21030
(Address of principal executive offices)	(Zip Code)

410-568-1629

Issuer's telephone number, including Area Code

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,409,608 shares of common stock of Acrodyne Communications, Inc.  were outstanding on November 8, 2001.

ACRODYNE COMMUNICATIONS, INC.

EXPLANATORY STATEMENT

During the third quarter of 2000, we announced that the audited financial statements for the year ended December 31, 1999 and the unaudited interim financial statements for the quarter ended March 31, 2000 would need to be amended and restated.  Since then and during our ongoing review of our internal controls and procedures, it became apparent that the audited financial statements for the year ended December 31, 1998 also warranted restatement.  As a result of our review of our accounting records, certain charges and adjustments were recorded which had an effect on the financial results for the years ended December 31, 1999, 1998, and the quarters therein, as well as the quarter ended March 31, 2000. Most significant of the adjustments was charges to cost of sales of $981,460 during the quarter ended March 31, 2000, $648,387 during the quarter ended March 31, 1999, $2,795,322 during the year ended December 31, 1999 and $406,406 during the year ended December 31, 1998 which related, primarily, to the pricing of the period-end physical inventories, offset by the effects on cost of sales of reversing revenues previously recognized. The year ended December 31, 1999 amount also included a $563,000 increase to the inventory obsolescence reserve.  Other adjustments related to the timing of revenue recognition of $454,043 during the three months ended March 31, 2000, $749,160 during the three months ended March 31, 1999, $2,299,511 during the year ended December 31, 1999 and $852,485 during the year ended December 31, 1998. The total effect of all adjustments increased the net loss by $707,074 and $1,459,547 for the three months ended March 31, 2000 and 1999, respectively, and $5,218,583 and $1,258,891 for the years ended December 31, 1999 and 1998, respectively. These adjustments were made based on our internal review in 2000, which indicated that certain revenues should not have been recognized or were recognized in the improper period.  The adjustments have been determined through a specific review of the related supporting documents and a determination of the proper reporting period for the recognition of the revenue transaction.

For additional information see "Accounting Review Charges, Adjustments and Restatements" (Note 13 to the consolidated financial statements) filed on amended Form 10-KSB/A dated April 17, 2001.  See also “Accounting Review Charges, Adjustments and Restatements” (Note 2 to the consolidated financial statements) contained elsewhere in this Form 10-QSB/A.

Acrodyne Communications, Inc. And Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,
	2000	1999
Assets	(Restated)	(Restated)
	(unaudited)
Current Assets:
Cash and cash equivalents	$33,332	$664,950
Short-term investments	200,000	200,000
Accounts receivables, net	1,084,801	1,201,268
Inventories, net	3,018,727	3,199,549
Prepaid assets	63,928	348,108
Other current assets	140,833	220,000
Total current assets	4,541,621	5,833,875

Property, plant and equipment, net	542,500	570,182
Non-compete agreement, net	342,072	360,822
License agreement, net	1,500,000	-
Goodwill, net	3,860,087	3,899,211
Total Assets	$10,786,280	$10,664,090

Liabilities and Shareholders' Equity

Line of credit	1,559,404	1,613,404
Subordinated debenture / Sinclair	660,000	-
Accounts payable	1,447,560	1,801,883
Accrued expenses	697,655	272,155
Customer advances	2,946,911	3,233,962
Current portion of capital lease	49,870	69,947
Deferred revenue	320,559	818,912
Other current liabilities	300,000	-
Total current liabilities	7,981,959	7,810,263

Capital lease obligations	12,021	12,021
License fee payable	1,200,000	-
Non-compete liability	842,976	845,990
Total liabilities	10,036,956	8,668,274
SHAREHOLDERS’ EQUITY
Convertible redeemable, 8% preferred stock, par value $1.00, 1,000,000 shares authorized, 6,500 shares issued and outstanding	6,500	6,500
Common stock, par value $.01, 30,000,000 shares authorized; 6,981,161 and 6,906,161 issued, respectively	69,812	69,062

Additional paid-in-capital	21,229,250	21,019,028

Accumulated deficit	(20,556,238)	(19,098,774)

Total shareholders' equity	749,324	1,995,816
Total Liabilities and Shareholders' Equity	$10,786,280	$10,664,090

See notes to consolidated financial statements

Acrodyne Communications, Inc. And Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2000	1999
	(Restated)	(Restated)

Net sales	$2,224,060	$2,273,932

Cost of sales	2,411,911	2,579,736

Gross loss	(187,851)	(305,804)

Operating Expenses:
Engineering, research and development	175,609	224,479
Selling	279,252	351,192
Administration	645,006	478,112
Amortization of intangible assets	57,874	57,874

Total operating expenses	1,157,741	1,111,657

Operating loss	(1,345,592)	(1,417,461)

Other Income (Expenses):

Interest expense, net	(111,872)	(23,587)

Loss before income taxes	(1,457,464)	(1,441,048)

Income taxes	---	---
Net loss	(1,457,464)	(1,441,048)

Dividends on 8% preferred stock	(14,028)	(14,028)

Net loss applicable to common shareholders	$(1,471,492)	$(1,455,076)

Net loss per common share: basic and diluted	$(0.21)	$(0.23)

Weighted average shares outstanding: basic and diluted	6,932,535	6,352,873

See notes to consolidated financial statements

Acrodyne Communications, Inc. And Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended
	March 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:	(As Restated)	(As Restated)

Net loss	$(1,457,464)	$(1,441,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,180	110,015
Provision for lease and loan guarantees	79,167	-
Changes in assets and liabilities:
Accounts receivable	116,467	(212,991)
Inventories	180,822	225,965
Prepaid assets	284,180	55,382
Accounts payable	(354,323)	(941,814)
Accrued expenses and other liabilities	425,500	138,195
Deferred revenue	(498,353)	66,445
Customer advances	(287,051)	158,000
Net cash used in operating activities	(1,393,875)	(1,841,851)
CASH FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(31,624)	(34,930)

Cash used in investing activities	(31,624)	(34,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	-	3,115,777
Redemption of Series A preferred stock	-	(326,530)
Proceeds from exercise of warrants	225,000	-
Repayments under line of credit	(54,000)	(275,000)

Borrowings under debenture	660,000
Capital lease repayments	(20,077)	(16,660)

Repayments on non-compete liability	(3,014)	(2,744)

Preferred stock dividends	(14,028)	(14,028)
Net cash provided by financing activities	793,881	2,480,815
Net increase (decrease) in cash and cash equivalents	(631,618)	604,032
Cash and cash equivalents at beginning of period	664,950	983,695
Cash and cash equivalents at end of period	$33,332	$1,587,728
Supplement cash flow information:
Cash paid for interest	$32,648	$26,734

See notes to consolidated financial statements

Acrodyne Communications, Inc. And Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.     BASIS OF PRESENTATION

The condensed consolidated financial statements of Acrodyne Communications, Inc. and subsidiary (the “Company”) presented herein are unaudited.  In the opinion of management, these financial statements include all adjustments (which include normal recurring and nonrecurring adjustments, as disclosed below) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented except as discussed in note 2.  The results for interim periods are not necessarily indicative of results for the entire year.  The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-KSB/A as amended for the year ended December 31, 1999.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

Operations and Business Risk

Due to the nature of the our business, it is subject to various risks including, but not limited to, technological and market acceptance of the Company’s product, capital availability, dependence on management and other risks.  The Company has been in the process of developing a new transmitter product line (“Quantum”). Related to this process, the Company entered into a license agreement with Sinclair Broadcast Group, Inc. (“Sinclair”) in March 2000 (see Note. 4).  The Company shipped the first of its Quantum transmitters in March 2001.  To date, most of the orders for the Company’s Quantum product  have been with Sinclair.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, the Company has generated operating cash flow deficits of $2,306,348 and $2,905,477 in 2000 and 1999, respectively. Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $4,075,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, the Company’s Credit Facility with Sinclair (see Note. 4) and customer advances. As of December 31, 2000, Sinclair owned 35% of our common stock and has warrants to purchase 8,644,225 additional shares, which represented a 60% ownership interest on a fully diluted basis. As of March 31, 2000 and 1999, Sinclair owned 34% and 33%, respectively, of the issued common stock assuming no exercise of warrants.

Sinclair had provided a guarantee of the Company’s $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the creditor.  In March 2000, Sinclair agreed to provide additional funds of up to $2,000,000 under terms of a subordinated debenture.  From January 1, 2001 through April 24, 2001, Sinclair provided additional funds in the amount of $1,341,247. Upon completion of the audit of the Company’s consolidated financial statements for the year ended December 31, 2000, the Company’s independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern depends upon: (1) market acceptance of the Company’s new digital product; (2) the Company’s ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) the Company’s ability to raise the necessary capital to fund operating needs and finance the Company’s planned investment.  The factors noted above raise substantial doubt concerning the Company’s ability to continue as a going concern. The Company is currently exploring options available to raise capital.  Among the options is a potential recapitalization of the Company by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts the Company owes to Sinclair in the amount of approximately $3,500,000 and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000.  As a result of this transaction, Sinclair could own approximately 80% of the Company’s outstanding common shares.  In addition, Sinclair verbally committed to purchase all UHF transmitter requirements from the Company.  As of November 8, 2001, no formal recapitalization plan has been executed.

2.  ACCOUNTING REVIEW CHARGES, ADJUSTMENTS AND RESTATEMENTS

For the three months ended March 31, 2000 and 1999

During the third quarter of 2000, the Company initiated a comprehensive internal review of its accounting records. As a result of this review, certain charges and adjustments were recorded to the previously audited consolidated financial statements for the year ended December 31, 1999, the unaudited quarters therein and for the unaudited quarter ended March 31, 2000. These adjustments had a material effect on the unaudited financial statements for the three months ended March 31, 2000 and 1999.  The following is a summary of these adjustments:

	Three Months Ended March 31,
	2000	1999

Cost of sales adjustments, net	$(981,460)	$(648,387)
Revenue recognition adjustments	454,043	(749,160)
Accrual adjustments	(179,657)	(62,000)

Impact of charges on net income	$(707,074)	$(1,459,547)

The Company’s results for the comparable quarters reflect net charges to cost of sales of ($981,460) in 2000 and ($648,387) in 1999, which relate to pricing of year-end physical inventories.  The Company’s third quarter accounting review in 2000 included a detailed review of the pricing of the physical inventory taken as of December 31, 1999.  The review necessitated a number of adjustments affecting the prior valuations of physical inventory and cost of sales for interim periods offset by the effects of reversing revenues previously recognized.  The Company does not have sufficient information to identify the amount of the inventory adjustment specifically related to the first quarter of 2000 or any other interim period in 1999. Therefore, the inventory valuation adjustments were spread among the quarters of 2000 and 1999 based on revenues for applicable quarter relative to total revenues for the year.

The Company has recorded adjustments to net loss related to the timing of revenue recognition for certain sales of $454,043 in 2000 and ($749,160) in 1999.  These adjustments were made based on the Company’s internal review, which indicated that certain revenues should not have been recognized or were recognized in the improper period.  The adjustments noted above have been determined through a specific review of the related supporting documents and a determination of the proper reporting period for the recognition of the revenue transaction.

The Company recorded adjustments of ($179,657) in 2000 and ($62,000) in 1999 related to certain accruals and expense items, which were not previously recognized or recognized in the improper period.

The impact of the above charges increased net loss by $707,074 or $.10 per share for the quarter ended March 31, 2000 and reduced net income by $1,459,547 or $.23 per share for 1999. The schedules that follow show the impact on the consolidated financial statements from previously reported results for the quarters ended March 31, 2000 and 1999.

The charges described above, which include both recurring and nonrecurring items that have been aggregated for this presentation for convenience, were reflected in our financial statements as follows:

March 31, 2000

Acrodyne Communications, Inc. And Subsidiary	As Reported in
	March 31, 2000
	Form 10-QSB	As Restated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,332	$33,332
Short-term investments	200,000	200,000
Accounts receivables, net	1,218,691	1,084,801
Inventories, net	6,881,895	3,018,727
Prepaid assets	127,928	63,928
Other current assets	170,000	140,833
Total current assets	8,631,846	4,541,621

Property, plant and equipment, net	552,218	542,500

Non-compete agreement, net	342,072	342,072

License agreement, net	-	1,500,000

Goodwill, net	3,860,087	3,860,087
TOTAL ASSETS	$13,386,223	$10,786,280

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,461,589	$1,447,560
Accrued expenses	259,084	697,655
Customer advances	640,907	2,946,911
Line of Credit/Sinclair	1,559,405	1,559,404
Subordinated Debenture/Sinclair	660,000	660,000
Current portion capital lease obligations	61,891	49,870
Other current liabilities and deferred revenue	16,500	620,559
Total current liabilities	4,659,376	7,981,959

Capital lease obligations	-	12,021

License fee payable	-	1,200,000
Non-compete liability	843,033	842,976
Total liabilities	5,502,408	10,036,956

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	7,883,815	749,324
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,386,223	$10,786,280

	For the Three Months Ended March 31,
	2000
Acrodyne Communications, Inc. And Subsidiary
	As Reported in
	March 31, 2000
	Form 10-QSB	As Restated

Net sales	$1,575,319	$2,224,060
Cost of sales	1,149,982	2,411,911
Gross profit/(loss)	425,336	(187,851)

Operating expenses:
Engineering, research and development	175,609	175,609
Selling	227,708	279,252
Administration	565,063	645,006
Amortization of intangible assets	57,874	57,874
Total Operating Expenses	1,076,254	1,157,741
Operating loss	(650,917)	(1,345,592)

Other income (expense):
Interest expense, net	(99,473)	(111,872)

Loss before income taxes	(750,390)	(1,457,464)

Income taxes	-	-

Net loss	(750,390)	(1,457,464)

Dividend on 8% Preferred Stock	(14,028)	(14,028)

Net loss applicable to common shareholders	$(764,418)	$(1,471,492)
Net Loss Per Common Share -- Basic and Diluted	$(0.11)	$(0.21)
Weighted Average Common Shares Outstanding -- Basic and Diluted	6,981,161	6,932,535

	March 31, 1999
Acrodyne Communications, Inc. And Subsidiary	As Reported in
	March 31, 1999
	Form 10-QSB	As Restated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,587,727	$1,587,727
Accounts receivables, net	2,300,868	1,270,450
Inventories, net	4,747,867	3,693,074
Prepaid assets	115,576	115,576
Total current assets	8,752,038	6,666,827

Property, plant and equipment, net	487,258	487,258

Non-compete agreement, net	417,072	417,072

Goodwill, net	4,016,583	4,016,583
TOTAL ASSETS	$13,672,951	$11,587,740

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,177,789	$1,177,789
Accrued expenses	524,558	524,558
Customer advances	165,391	640,618
Line of credit	1,000,000	1,000,000
Current portion capital lease obligations	75,630	75,630
Other current liabilities	0	158,000
Total current liabilities	2,943,368	3,576,595

Capital lease obligations	53,164	53,164

Non-compete liability	709,412	709,412
Total liabilities	3,705,944	4,339,171

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	9,967,007	7,248,569
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,672,951	$11,587,740

	For the Three Months Ended
	March 31, 1999

Acrodyne Communications, Inc. And Subsidiary	As Reported in
	March 31, 1999
	Form 10-QSB	As Restated

Net sales	$3,023,092	$2,273,932
Cost of sales	1,931,349	2,579,736
Gross profit (loss)	1,091,743	(305,804)

Operating expenses:
Engineering, research and development	224,479	224,479
Selling	351,192	351,192
Administration	428,112	478,112
Amortization on intangible assets	57,874	57,874
Total Operating Expenses	1,061,657	1,111,657

Operating income (loss)	30,086	(1,417,461)

Other income (expense):
Interest expense, net	(11,587)	(23,587)

Net income (loss) before income taxes	18,499	(1,441,048)

Income taxes	-	-

Net income (loss)	18,499	(1,441,048)

Dividend on 8% Preferred Stock	(14,028)	(14,028)

Net income (loss) available to common shareholders’	$4,471	$(1,455,076)
Net income (loss) Per Common Share - Basic and Diluted	$0.00	$(0.23)

Weighted Average Common Shares Outstanding - Basic and Diluted	6,320,572	6,352,873

As discussed above, the Company recorded significant adjustments in the years ended December 31, 2000 and 1999, certain of which affect account balances applicable to the quarters ended March 31, 2000 and 1999.  However, the Company does not have sufficient information to identify the specific amounts of the inventory valuation adjustments attributable to the individual 2000 and 1999 interim periods.  The Company spread the inventory valuation adjustments among the four unaudited quarters of the year in a manner that provided a negative margin of 5.0% and 13.4% for each of the first three unaudited quarters of 2000 and 1999, respectively.  Accordingly, the Company has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly data for the quarters in the three-month periods ended March 31, 2000 and 1999 in accordance with standards established by the American Institute of Certified Public Accountants.  As discussed above, the Company believes that portions of the adjustments to inventory and the cost of sales that were recorded in the quarters ended March 31, 2000 and 1999 may relate to other individual interim periods within 2000 or 1999. The Company is committing resources to mitigate previously identified control weaknesses.  A full physical inventory was completed in August of 2000.  In addition, the Company will complete physical inventories on a quarterly basis.  Management believes that as a result of these efforts that its processes will continue to improve, although there can be no assurance this will be the case.

2. INVENTORIES

Inventories consisted of the following::

	March 31, 2000	December 31, 1999

Raw materials	$1,085,345	$1,220,965
Work in process	679,180	764,048
Finished goods	1,254,202	1,214,536
	$3,018,727	$3,199,549

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.  Due to the Company's net loss for the periods presented, the incremental shares issuable in connection with convertible stock, stock options and warrants were anti-dilutive and, accordingly, not considered in the calculation of earnings per share.

4. RELATED PARTY TRANSACTIONS

Sales made to Sinclair Broadcast Group, Inc. (“Sinclair”) amounted to $1,089,635 for the first three months of 2000.  This represents 49% of the Company's total sales of $2,224,060 for the three months ended March 31, 2000.  The Company sells these products to Sinclair at prices which approximate fair market value.

On January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share.  Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors.  At March 31,1999, Sinclair owned approximately 33% of the common stock issued.

During November 1999, the Company entered into a Guaranty and Lease Compensation Agreement (the "Guaranty Agreement") with Sinclair, intended to be effective September 16, 1999. In connection with its $2,500,000 Credit Facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company’s obligation with respect to the Credit Facility. Under the Guaranty Agreement and as compensation to Sinclair for the guarantee, the Company committed to provide Sinclair the following: (1) $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999), and (2) on October 1, 2000 and payable each year thereafter until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock. The $200,000 due Sinclair under the terms of the guarantee was capitalized and was amortized as interest expense over the guarantee period. Of the $200,000 related to this guarantee, $150,000 and $50,000 were recorded as interest expense during 2000 and 1999, respectively.  During the three months ended March 31, 2000, the Company recorded $50,000 as interest expense.  No amounts were recorded during the three months ended March 31, 1999.  For the year ended December 31, 2000, the Company recorded additional interest expense related to the Guarantee Agreement of $235,500. In November 2000, Sinclair purchased the credit facility discussed and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.

During November of 1999, the Company entered into a sublease agreement (the “Lease Agreement”) with Sinclair. Under the terms of the Lease Agreement and as compensation for the Lease Agreement, the Company agreed to compensate Sinclair as follows: (1) on the lease execution date, $70,000 payable in the form of Company common stock calculated as the average closing price for the five business days preceding the lease execution date and (2) on each lease anniversary date, $70,000 payable in the form of Company common stock calculated as the average closing price for the five business days preceding the lease anniversary date.

During March 2000, the Company entered into a 10-year license agreement (the “License Agreement") with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company will pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, the Company shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.  At the end of the tenth year, the Company has the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share.  Through April 23, 2001, the Company had borrowed $2,000,000 under the terms of this arrangement.  During 2000, the Company paid $47,903 of interest due under the Debenture.  No payments of interest were made during the first quarter of 2000.

On February 29, 2000 Sinclair exercised warrants for 75,000 shares of the Company's stock for $225,000. At the end of the quarter Sinclair held 2,418,333 shares of the Company's common stock, representing 34.6% of issued common stock assuming no warrants are exercised.

On April 27, 2001, the Company entered into a $4,000,000 line of  credit facility with Sinclair.   The line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.

5. REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues.  Guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000.  Effective January 1, 2000, the Company changed its method of accounting for transmitter sales such that the Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment, customer pick-up or completion of the installation process if the Company is obligated to perform the installation. A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed, tested and are available for pick-up or delivery, and the customer has requested that the Company hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company recognizes revenue if it has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry, until pick-up or delivery.  Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.  The Company records revenue for services related to installation of transmitters upon completion of the installation process. Amounts, which cannot be recognized in accordance with the above policy, are recorded as deferred revenue in the accompanying consolidated balance sheets.

The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues for the year 2000 of $539,698 of which $194,698 related to the first quarter and is reflected in the accompanying financial statements; however, there is no change in earnings as the cost approximated the revenue. In accordance with the bulletin, prior year consolidated financial statements have not been restated to apply SAB 101 retroactively.

6. NEW ACCOUNTING PRONOUNCEMENTS

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

The Financial Accounting Standards Board’s Emerging Issues Task Force released Issue 00-10 “Accounting for Shipping and Handling Fees and Costs,” which requires amounts charged to customers for shipping and handling to be classified as revenue and the related costs to be classified as cost of sales.  Issue 00-10 is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999, and has been adopted by the Company in 2000.  As a result of the adoption of Issue 00-10, the Company has classified approximately $135,000 of charges to customers for shipping and handling as net sales within the consolidated statement of operations for the year ended December 31, 2000.  This policy had no effect on the Company’s consolidated financial position or results of operations for the year ended December 31, 2000.  The Company was unable to obtain the information required for 1999 due to the nature in which the required data was recorded and maintained. Accordingly, no reclassification was made to the 1999 consolidated financial statements.

7. CONTINGENT LIABILITIES

In September 2000, the Company was joined as a defendant along with two of its officers and directors, in a class action in the United States District Court for the District of Maryland. The lawsuit asserts that the Company issued false and misleading financial statements. The Company has reached a settlement with plaintiffs’ counsel. The settlement requires the Company to issue plaintiffs warrants to purchase 1,600,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants will expire after five years. The Company also has agreed to pay the plaintiffs $750,000.  The cash portion of the settlement will be funded by its officers’ and directors’ indemnity insurance policy. A Memorandum of Understanding reflecting the material terms of the settlement was filed with the Court on March 1, 2001. On April 6, 2001, a Stipulation and Agreement of Settlement was submitted to the Court along with all required documents to effectuate the settlement.  On April 9, 2001, the Court approved the proposed settlement but reserved its right to review the settlement and/or enter a final judgment approving the settlement and dismissing the lawsuit.  On June 26, 2001, the Court (i) found the settlement to be fair, reasonable, and adequate and in the best interests of the parties; (ii) settled, released, discharged and dismissed with prejudice the cases against the defendants; (iii) determined that neither the settlement nor any of the documents or statements associated therewith are, or shall be construed as, a concession or admission by the defendants of the existence of any damages or wrongdoing; and (iv) awarded the plaintiffs’ counsel 25% of the gross amount of the settlement fund as attorneys’ fees, which amount is to be paid out of the settlement fund.  As a result of the settlement, during the three months ended March 31, 2001, the Company will record a charge to operations of approximately $336,000 which represents the fair value of the warrants issued.

SUBSEQUENTS EVENTS

On April 27, 2001, we entered into a $4,000,000 line of  credit facility with Sinclair.   The line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.

On July 17, 2001, we entered into an agreement to exchange all the outstanding shares of our 8% Convertible Redeemable Preferred Stock for 428,447 shares of our Common Stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

We are Acrodyne Holdings, Inc., a Delaware corporation, which was formed in May 1991. In 1995, we changed our name to Acrodyne Communications, Inc. which we operate in one industry segment – the design, manufacture and marketing of television transmitters and translators, which are sold in the United States and internationally.

On May 16, 1994, we entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc., a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification.  The acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering of our common stock.

BASIS OF PRESENTATION

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2000, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring our options to raise capital.  Among the options is a potential recapitalization by Sinclair Broadcast Group, Inc. (“Sinclair”).  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts that we owe to Sinclair in the amount of $3,500,000 and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000.  As a result of this transaction, Sinclair could own approximately 80% of our common stock. In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  As of November 8, 2001, no formal recapitalization plan has been executed. See “Significant and Subsequent Events” below for additional information concerning future liquidity.

OPERATIONS AND BUSINESS RISK

Due to the nature of the our business, it is subject to various risks including, but not limited to, technological and market acceptance of our product, capital availability, dependence on management and other risks.  We have been in the process of developing a new transmitter product line (“Quantum”). Related to this process, we entered into a license agreement with Sinclair Broadcast Group, Inc. (“Sinclair”) in March 2000 (see Note. 4).  We shipped the first of our Quantum transmitters in March 2001.  To date, most of the orders for our Quantum product  have been with Sinclair.

Since the acquisition of Acrodyne Industries in 1994, we have incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, we have generated operating cash flow deficits of $2,306,348 and $2,905,477in 2000 and 1999, respectively. Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $4,075,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, our Credit Facility with Sinclair (see Note. 4) and customer advances. As of December 31, 2000, Sinclair owned 35% of our common stock and has warrants to purchase 8,644,225 additional shares, which represented a 60% ownership interest on a fully diluted basis. For the quarters ended March 31, 2000 and 1999 Sinclair owned 34% and 33% of the issued common stock assuming no exercise of warrants.

Sinclair had provided a guarantee of our $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the creditor.  In March 2000, Sinclair agreed to provide additional funds of up to $2,000,000 under terms of a subordinated debenture.  From January 1, 2001 through April 24, 2001, Sinclair provided additional funds in the amount of $1,341,247. Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2000, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance our planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. We are currently exploring options available to us to raise capital.  Among the options is a potential recapitalization of us by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts we owe to Sinclair in the amount of approximately $3,500,000 and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000.  As a result of this transaction, Sinclair could own approximately 80%.  In addition, Sinclair verbally committed to purchase all UHF transmitter requirements from us.  As of November 8, 2001, no formal recapitalization plan has been executed.

SIGNIFICANT AND SUBSEQUENT EVENTS

In February 2000, we terminated 18 of our employees in an effort to control costs in anticipation of lower than forecasted sales volume in the near term and to maintain our working capital.

During March 2000, we entered into a 10-year license agreement (the “License Agreement") with Sinclair for the exclusive right to manufacture and sell the Quantum product line. Under terms of the License Agreement, we will pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, we shall pay Sinclair an annual royalty equal to 1.0% of revenues attributable to the License Agreement.  At end of the tenth year, we have the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, we entered into a subordinated debenture agreement (the "Debenture") with Sinclair.  Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%.  The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair.  Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our common stock at $3.45 per share.  As of April 24, 2001, we have drawn $2,000,000 against this Debenture to fund operating needs.

In July 2000, we announced that the corporate headquarters would be relocating to Cockeysville, MD, and that manufacturing and support would move to Phoenixville, PA.  This move was completed in the fourth quarter of 2000.

During August 2000, we announced that it was necessary to defer filing the Company’s Form 10-QSB for the quarter ended June 30, 2000.  We also announced that prior years' audited consolidated financial statements would have to be amended and restated along with the previously filed first quarter consolidated financial statements for the three months ended March 31, 2000.

In September 2000, we announced that we would voluntarily delist after delisting proceedings were announced by the Nasdaq for not filing timely financial information.  The shares may trade on the OTC Bulletin Board, but not before we file our Form 10-QSB for the periods ended September 30, 2000, June 30, 2000, March 31, 2000 (restated) and Form 10-KSB for the year ended December 31, 2000 and the restated Form 10-KSB for the years ended December 31, 1999 and 1998.   We filed the restated Form 10-KSB for the year ended December 31, 1999 on April 17, 2001.

In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division).  These four lawsuits were consolidated into a single lawsuit.  A description of this lawsuit and its proposed settlement is contained in Part I, Item 3.  Legal Proceedings of the Company's 1999 Form 10-KSB as amended.

On April 27, 2001, we entered into a $4,000,000 line of  credit facility with Sinclair.   The line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.

On July 17, 2001, we entered into an agreement to exchange all the outstanding shares of our 8% Convertible Redeemable Preferred Stock for 428,447 shares of our Common Stock.

RESULTS OF OPERATIONS

The following compares the summary results of operations for the three months ended March 31, 2000 to the three months ended March 31, 1999 (restated):

	2000		1999
Net Sales	$2,224,060	100%	$2,273,932	100%
Cost of Sales	2,411,911	108%	2,579,736	113%
Gross loss	(187,851)	(8% )%	(305,804)	(13)%
Operating Expenses	1,157,741	52%	1,111,657	49%
Operating Loss	(1,345,592)	(60)%	(1,417,461)	(62)%
Interest expense, net	111,872	5%	23,587	1%
Net Loss	$(1,457,464)	(65)%	$(1,441,048)	(63)%

Sales decreased by $244,570 or 11% (without the benefit of recognizing $194,698 of revenue due the adoption of SAB No. 101 as discussed more fully in Note 5 to the consolidated financial statements) from the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.  The reduction in sales is mainly due to the delay in purchasing of digital transmission equipment by broadcasters. We believe that the broadcasters have postponed any significant transmission equipment expenditures pending a clearer plan for the emergence of digital television and related transition. We also believe the delay in purchases is due to a desire by broadcasters to increase transmission power, which requires authorization from the FCC.

Gross margin on sales was (8%) for the first quarter 2000 as compared to (13%) for same period in 1999.  Margins on a quarter to quarter basis improved slightly but were still adversely affected by lower sales volume in 2000, and a higher sales volume of Low Band VHF products and pass-through vendor sales, which historically have resulted in lower profit margins due more labor intensive manufacturing.  Also, contributing to the negative profit margin were excess field installation costs and warranty repairs. Operating   expenses for the first quarter of 2000 were $1,157,741 as compared to $1,111,657 for the same period in 1999 representing a slight increase of $46,084. There were decreases in engineering, research and development and selling expenses of $121,080 offset by an increase in administration of $166,894 due mainly to legal and professional services used during the 2000 quarter and severance costs recorded for the employees terminated in February. Interest expense increased as a result of Sinclair’s guarantee of our line of credit and facilities lease and increase in borrowings available to us under terms of our lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our activities primarily from internally generated funds, customer advances, use of our credit facilities and sales of equity securities and, more recently, through investments and funding by Sinclair.  At March 31, 2000, our working capital decreased to ($3,440,338) as compared to  ($1,976,388) at December 31, 1999, mainly due to increased borrowings from Sinclair under the subordinated debenture and the license fee payable to Sinclair.  Net cash used in operating activities was ($1,393,875) for the current quarter as compared to $(1,841,851) a year ago.

Cash flow from financing activities decreased significantly from the 1999 quarter. The current quarter net financing activities generated $793,881 compared to $2,480,815 in the same quarter last year.  In the prior year quarter, Sinclair invested $4,300,000 in return for 1,431,333 shares of our stock and warrants (see Note 4).

In September 1999, we established a new $2,500,000 credit facility (the "Credit Facility") arrangement with a bank for working capital purposes to replace its then existing bank credit facilities.  The credit facility bears interest at LIBOR rate plus 200 basis points.  The new facility is available on a standard formula basis involving qualified accounts receivable and inventory and contain certain covenants having to do with the maintenance of a minimum tangible net worth.  As of December 31, 1999, we were not in compliance with terms of the credit facility.  The bank provided a waiver for the 1999 event of default.  The credit facility was collateralized by all of our personal property and expired on October 31, 2000.  In connection with obtaining this facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of our obligations under the facility.  We agreed to issue Sinclair $200,000 of our common stock as compensation for the guarantee.  In November 2000, Sinclair purchased the $2,500,000 line of credit from the bank and filed related UCC liens against our personal property, which eliminated the Sinclair guarantee.  The $200,000 obligation for the guarantee was capitalized as "Other Assets," and is being amortized as interest expense over the guarantee period of one year.

Material Commitments for Capital Expenditures

We do not have any material commitments for capital expenditures other than the commitment under the sublease agreement with Sinclair. This sublease agreement entered into in September 1999 relates to our new manufacturing and support facility located in Phoenixville, Pennsylvania.  We moved into the new building during November 2000 and recorded the lease with Sinclair as a capital lease. Minimum lease payments due under this building lease are as follows:

2001	$424,453
2002	416,374
2003	427,553
2004	448,103
2005	505,341
2006 and thereafter	5,759,784
$7,981,608

Future Liquidity

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2000, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring our options to raise capital.  Among the options is a potential recapitalization by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts that we owe to Sinclair in the amount of $3,500,000 and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000.  As a result of this transaction, Sinclair could own approximately 80% of our common stock. In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  As of November 8, 2001, no formal recapitalization plan has been executed. See “Significant and Subsequent Events” above for additional information concerning future liquidity.

Forward Looking Statements

Certain information contained in this report including, without limitation, information appearing under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forwarding-looking statements within the meaning of the Securities Act of 1933 and the Exchange Act of 1934 (also known as the Private Securities Litigation Reform Act of 1995). Words and expressions that do not relate to historical information are "forward looking statements”. Such forward-looking statements are subject to risks, uncertainties and other factors  which could cause actual  results to differ  materially  from future  results  expressed,   projected  or  implied  by  such   forward-looking statements. Such factors include, but are not limited to the following:

•       Our high level of indebtedness and our ability to refinance our substantial debt and contractual obligations,

•       Our ability to make interest and principal payments on debt and other contractual obligations,

•       Our ability to improve operating performance,

•       The outcomes of pending lawsuits involving our financial reporting and other matters,

•       Our ability to manufacture and sell the new Quantum transmitter product line in a timely manner,

•                Regulatory changes governing transmission platforms,

•       General economic and marketplace conditions,

•       Interest rate fluctuations, access to capital, and

•       Our ability to develop, implement and maintain reliable and adequate internal accounting systems and controls.

Part II   OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In September 2000, the Company was joined as a defendant along with two of its officers and directors, in a class action in the United States District Court for the District of Maryland. The lawsuit asserts that the Company issued false and misleading financial statements. The Company has reached a settlement with plaintiffs’ counsel. The settlement requires the Company to issue plaintiffs warrants to purchase 1,600,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants will expire after five years. The Company also has agreed to pay the plaintiffs $750,000.  The cash portion of the settlement will be funded by its officers’ and directors’ indemnity insurance policy. A Memorandum of Understanding reflecting the material terms of the settlement was filed with the Court on March 1, 2001. On April 6, 2001, a Stipulation and Agreement of Settlement was submitted to the Court along with all required documents to effectuate the settlement.  On April 9, 2001, the Court approved the proposed settlement but reserved its right to review the settlement and/or enter a final judgment approving the settlement and dismissing the lawsuit.  On June 26, 2001, the Court (i) found the settlement to be fair, reasonable, and adequate and in the best interests of the parties; (ii) settled, released, discharged and dismissed with prejudice the cases against the defendants; (iii) determined that neither the settlement nor any of the documents or statements associated therewith are, or shall be construed as, a concession or admission by the defendants of the existence of any damages or wrongdoing; and (iv) awarded the plaintiffs’ counsel 25% of the gross amount of the settlement fund as attorneys’ fees, which amount is to be paid out of the settlement fund. As a result of the settlement, during the three months ended March 31, 2001, the Company will record a charge to operations of approximately $336,000 which represents the fair value of the warrants issued.

Item 2.                CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended March 31, 2000

Item 5.    OTHER INFORMATION

Not applicable

Item 6.                 EXHIBITS AND REPORTS ON FORM 8-K

8-K filed on April 17, 2001 - Financial results for second and third quarters 2000 and restated results for 1998, 1999 and first quarter 2000; preliminary settlement of stockholders class action litigation and related financial matters.

8-K filed on April 17, 2001 – Acrodyne Communications, Inc. consolidated balance sheets, related Consolidated statements of operations, shareholders equity, and cash flows for the two years ended December 31, 2000 and 1999.

8-K filed on May 10, 2001 – Elimination of the position of Senior Vice President and Chief Financial Officer effective May 8, 2001.

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

ACRODYNE COMMUNICATONS, INC.
(Registrant)

By:	/s/ Nathaniel Ostroff
Nathaniel Ostroff, Chairman of the Board of Directors, Chief Executive Officer and Interim President

By:	/s/ Robert E. Woodruff
Robert E. Woodruff, Chief Accounting Officer

Date    November 8, 2001