Form 10QSB
period 2000-06-30
ACRODYNE COMMUNICATIONS INC
filed 2001-11-13
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF

1934

For the quarterly period ended June 30, 2000

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

ACRODYNE COMMUNICATIONS, INC.

EXPLANATORY STATEMENT

During the third quarter of 2000, we announced that the audited financial statements for the year ended December 31, 1999 and the unaudited interim financial statements for the quarter ended March 31, 2000 would need to be amended and restated.   As a result of our review of our accounting records, certain charges and adjustments were recorded which had an effect on the financial results for the year ended December 31, 1999, and the quarters therein, as well as the quarter ended March 31, 2000. Most significant of the adjustments was charges to cost of sales of $573,660 and $1,222,047 during the three and six months ended June 30, 1999, respectively, and $2,795,322 during the year ended December 31, 1999 which related, primarily, to the pricing of the period-end physical inventories, offset by the effects on cost of sales of reversing revenues previously recognized. The year ended December 31, 1999 amount also included a $563,000 increase to the inventory obsolescence reserve.  Other adjustments related to the timing of revenue recognition of $468,750 and $1,217,911 for the three and six months ended June 30, 1999, respectively, and $2,299,511 for the year ended December 31, 1999.  The total effect of all adjustments increased the net loss by $1,054,410 and $2,513,958 for the three and six months ended June 30, 1999, respectively, and $5,218,583 for the year ended December 31, 1999. These adjustments were made based on our internal review in 2000, which indicated that certain revenues should not have been recognized or were recognized in the improper period. The adjustments have been determined through a specific review of the related supporting documents and a determination of the proper reporting period for the recognition of the revenue transaction.

For additional information see "Accounting Review Charges, Adjustments and Restatements" (Note 13 to the consolidated financial statements) filed on amended Form 10-KSB. See also “Accounting Review Charges, Adjustments and Restatements” (Note 2 to the consolidated financial statements) contained elsewhere in this Form 10-QSB/A.

Acrodyne Communications, Inc. And Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2000	1999
	(unaudited)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$37,507	$664,950
Short term investment	200,000	200,000
Accounts receivables, net	420,401	1,201,268
Inventories, net	3,267,029	3,199,549
Prepaid assets	109,379	348,108
Other current assets	73,333	220,000
Total current assets	4,107,649	5,833,875

Property, plant and equipment, net	490,340	570,182
Non-compete agreement, net	323,322	360,822
License agreement, net	1,425,000	-
Goodwill, net	3,820,963	3,899,211
Total Assets	$10,167,274	$10,664,090

Liabilities and Shareholders' Equity (DEFICIT)
Line of credit	1,269,003	1,613,404
Subordinated debenture / Sinclair	400,000	-
Accounts payable	1,036,965	1,801,883
Accrued expenses	596,176	272,155
Customer advances	5,174,588	3,233,962
Current portion of capital lease	27,186	69,947
Deferred revenue	333,609	818,912
Other current liabilities	300,000	-
Total current liabilities	9,137,527	7,810,263

Capital lease obligations	12,021	12,021
License fee payable	1,200,000	-
Non-compete liability	839,893	845,990
Total liabilities	11,189,441	8,668,274
SHAREHOLDERS’ EQUITY (DEFICIT)
Convertible redeemable, 8%preferred stock, par value $1.00, 1,000,000 shares authorized, 6,500 shares issued and outstanding	6,500	6,500
Common stock, par value $.01, 30,000,000 shares authorized: 6,981,161 and 6,906,161 issued and outstanding at June 30, 2000 and December 31, 1999, respectively	69,812	69,062
Additional paid-in-capital	21,215,222	21,019,028
Accumulated deficit	(22,313,701)	(19,098,774)
Total shareholders' equity (deficit)	(1,022,167)	1,995,816
Total Liabilities and Shareholders' Equity (Deficit)	$10,167,274	$10,664,090

See notes to consolidated financial statements

Acrodyne Communications, Inc. And Subsidiary

Consolidated Statements of Operations     (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
		(Restated)		(Restated)
Net sales	$954,205	$1,910,853	$3,178,265	$4,184,785
Cost of sales	1,055,074	2,167,829	3,466,985	4,747,565
Gross loss	(100,869)	(256,976)	(288,720)	(562,780)

Operating Expenses:
Engineering, research and development	139,257	211,912	314,866	436,391
Selling	418,142	429,778	697,394	780,970
Administration	873,367	526,317	1,518,793	1,004,429
Amortization	95,374	57,874	152,828	115,748
Total operating expenses	1,526,140	1,225,881	2,683,881	2,337,538
Operating loss	(1,627,009)	(1,482,857)	(2,972,601)	(2,900,318)

Other Income (Expense):
Interest expense, net	(130,454)	(53,176)	(242,326)	(76,763)
Loss before income taxes	(1,757,463)	(1,536,033)	(3,214,927)	(2,977,081)
Income taxes	-	-	-	-
Net loss	(1,757,463)	(1,536,033)	(3,214,927)	(2,977,081)

Dividend on 8% preferred stock	(14,028)	(14,028)	(28,056)	(28,056)
Net loss available to common shares	$(1,771,491)	$(1,550,061)	$(3,242,983)	$(3,005,137)

Net loss per common share - basic and diluted	$(0.25)	$(0.23)	$(0.47)	$(0.46)
Weighted average shares outstanding - basic and diluted	6,981,161	6,769,523	6,956,848	6,562,349

See notes to consolidated financial statements

Acrodyne Communications, Inc. And Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS     (Unaudited)

	Six months ended
	June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated)
Net loss	$(3,214,927)	$(2,977,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	270,170	167,889
Provision for lease loan guarantee	146,667	-
Provision for bad debts	300,000	-
Changes in assets and liabilities:
Accounts receivable	480,867	950,347
Inventories	(67,480)	(386,994)
Prepaid assets	239,149	163,362
Accounts payable	(764,918)	(874,758)
Accrued expenses and other liabilities	324,021	213,568
Deferred revenue	(485,303)	-
Customer advances	1,940,626	505,397
Net cash used in operating activities	(831,128)	(2,238,270)
CASH FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	(69,811)
Net cash used in investing activities	-	(69,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	-	3,773,752
Redemption of Series A preferred stock	-	(998,531)
Proceeds from exercise of warrants	225,000	-
(Repayments) / borrowings under line of credit	(344,401)	325,000
Borrowings under debenture	400,000	-
Capital lease repayments	(42,761)	(20,790)
Repayments on non-compete liability	(6,097)	(5,574)
Cash dividends to stockholders	(28,056)	(28,056)
Net cash provided by financing activities	203,685	3,045,801
Net increase (decrease) in cash and cash equivalents	(627,443)	737,720
Cash and cash equivalents at beginning of period	664,950	983,695
Cash and cash equivalents at end of period	$37,507	$1,721,415
Supplement cash flow information:
Cash paid for interest	$63,897	$62,805

 See notes to consolidated financial statements

Acrodyne Communications, Inc. And Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.     BASIS OF PRESENTATION

The condensed consolidated financial statements of Acrodyne Communications, Inc. and subsidiary (the "Company") presented herein are unaudited.  In the opinion of management, these financial statements include all adjustments (which include normal recurring and nonrecurring adjustments, as disclosed below) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented except as discussed in note 2.  The results for interim periods are not necessarily indicative of results for the entire year.  The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB/A as amended for the year ended December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period.  Future events could alter such estimates in the near term and actual results could differ materially from those estimates.

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

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, the Company has generated operating cash flow deficits of $2,306,348 and $2,905,477 in 2000 and 1999, respectively. Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $4,075,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, the Company’s Credit Facility with Sinclair (see Note. 4) and customer advances. As of December 31, 2000, Sinclair owned 35% of our common stock and has warrants to purchase 8,644,225 additional shares, which represented a 60% ownership interest on a fully diluted basis.  As of  June 30, 2000 and 1999, Sinclair owned 34% and 33%, respectively, of the issued common stock assuming no exercise of warrants.

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

2.  ACCOUNTING REVIEW CHARGES, ADJUSTMENTS AND RESTATEMENTS

For the three and six month periods ended June 30, 1999

During the third quarter of 2000, the Company initiated a comprehensive internal review of its accounting records. As a result of this review, certain charges and adjustments were recorded to the previously audited consolidated financial statements for the year ended December 31, 1999 and the unaudited quarters therein. These adjustments had a material effect on the unaudited financial statements for the three and six-month periods ended June 30, 1999 and the 10-QSB filed for the period.  The following is a summary of these adjustments:

	Three months ended	Six months ended
	June 30, 1999	June 30, 1999

Cost of sales adjustments, net	$(573,660)	$(1,222,047)
Revenue recognition adjustments	(468,750)	(1,217,911)
Accrual adjustments	(12,000)	(74,000)

Impact of charges on net income	$(1,054,410)	$(2,513,958)

The Company's results for the three and six month periods ended June 30, 1999 reflect net charges to cost of sales of ($573,660) and ($1,222,047) in the respective periods, which relate to pricing of year-end physical inventories .The Company's third quarter accounting review in 2000 included a detailed review of the pricing of the physical inventory taken as of December 31, 1999.  The review necessitated a number of adjustments affecting the prior valuations of physical inventory and cost of sales for interim periods offset by the effects of reversing revenues previously recognized. The Company does not have sufficient information to identify the amount of the inventory adjustment specifically related to the interim periods in 1999. Therefore, the inventory valuation adjustments were spread among the quarters of 1999 based on revenues for the applicable quarter relative to total revenue for the year.

The Company has recorded adjustments to net income related to the timing of revenue recognition for certain sales of ($468,750) and ($1,217,911) for the three and six month periods of 1999.  These adjustments were made based on the Company's internal review, which indicated that certain revenues should not have been recognized or were recognized in the improper period. A significant adjustment in the second quarter was the reversal of ($1,200,000) of sales, which were realized, in the third quarter.  The adjustments noted above have been determined through a specific review of the related supporting documents and a determination of the proper reporting period for the recognition of the revenue transaction.

The Company recorded adjustments of ($12,000) and ($74,000) in the respective periods related to certain accruals and expense items, which were not previously recognized.

The impact of the above charges increased net loss by $1,054,410 or $.16 per share for the quarter ended June 30, 1999 and reduced net income by $2,513,958 or $.38 per share for the six months ended June 30, 1999. The schedules that follow show the impact on the consolidated financial statements from previously reported results for the three and six months ended June 30, 1999.

The charges described above, which include both recurring and nonrecurring items that have been aggregated for this presentation for convenience, were reflected in the Company's financial statements as follows:

	June 30, 1999

Acrodyne Communications, Inc. And Subsidiary	As Reported in June 30, 1999 Form 10-QSB	As Restated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,721,415	$1,721,415
Accounts receivables, net	1,516,044	107,112
Inventories, net	5,934,487	4,306,033
Prepaid expenses and deposits	71,596	7,596
Total current assets	9,243,542	6,142,156

Property, plant and equipment, net	522,139	522,139

Non-compete agreement, net	398,322	398,322
Goodwill, net	3,977,459	3,977,459
TOTAL ASSETS	$14,141,462	$11,040,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,244,847	$1,244,846
Accrued expenses	459,931	459,931
Customer advances	548,098	1,079,562
Borrowings under Credit Line	1,600,000	1,600,000
Current portion capital lease obligations	75,630	75,630
Other current liabilities	-	140,000
Total current liabilities	3,928,506	4,599,969

Capital lease obligations	49,034	49,034
Non-compete liability	706,594	706,594
Total liabilities	4,684,134	5,355,597

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	9,457,328	5,684,479
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,141,462	$11,040,076

	For the Three Months Ended June30, 1999

Acrodyne Communications, Inc. And Subsidiary	As Reported in June 30, 1999 Form 10-QSB	As Restated

Net sales	$2,379,605	$1,910,853
Cost of sales	1,594,169	2,167,829
Gross profit (loss)	785,436	(256,976)

Operating expenses:
Engineering, research and development	211,912	211,912
Selling	429,778	429,778
Administration	526,317	526,317
Amortization on intangible assets	57,874	57,874
Total operating expenses	1,225,881	1,225,881
Operating loss	(440,445)	(1,482,857)

Other expense:
Interest expense, net	(41,178)	(53,176)

Net loss before income taxes	(481,623)	(1,536,033)

Income taxes	-	-

Net loss	(481,623)	(1,536,033)

Dividends on 8% Preferred Stock	(14,028)	(14,028)

Net loss to common shareholders	$(495,651)	$(1,550,061)
Net Loss Per Common Share- Basic and Diluted	$(0.07)	$(0.23)
Weighted Average Common Shares Outstanding -- Basic and Diluted	6,769,523	6,769,523

	For the Six Months Ended June 30, 1999

Acrodyne Communications, Inc. And Subsidiary	As Reported in June 30, 1999 Form 10-QSB	As Restated

Net sales	$5,402,696	$4,184,785
Cost of sales	3,525,518	4,747,565
Gross profit (loss)	1,877,178	(562,780)

Operating expenses:
Engineering, research and development	436,391	436,391
Selling	780,970	780,970
Administration	954,429	1,004,429
Amortization on intangible assets	115,748	115,748
Total Operating Expenses	2,287,538	2,337,538

Operating loss	(410,360)	(2,900,318)

Other income (expense):
Interest expense, net	(52,763)	(76,763)

Net loss before income taxes	(463,123)	(2,977,081)

Income taxes	-	-

Net loss	(463,123)	(2,977,081)

Dividend on 8% Preferred Stock	(28,056)	(28,056)

Net loss available to common shareholders	$(491,179)	$(3,005,137)
Net loss Per Common Share - Basic and Diluted	$(0.07)	$(0.46)
Weighted Average Common Shares Outstanding - Basic and Diluted	6,545,047	6,562,349

As discussed above, the Company recorded significant adjustments in the years ended December 31, 2000 and 1999, certain of which affect account balances applicable to the quarter ended March 31, 2000 and the three and six months ended June 30, 1999.  However, the Company does not have sufficient information to identify the specific amounts of the inventory valuation adjustments reflected above attributable to these 2000 and 1999 interim periods.  For the three and six months ended June 30, 2000, the Company was not able to determine the cost of sales for these 2000 interim periods.  As such, the Company has spread the inventory valuation adjustments among the four unaudited quarters of the year and determined cost of sales in a manner that provided a negative margin of 5.0% and 13.4% for each of the first three unaudited quarters of 2000 and 1999, respectively.  Accordingly, the Company has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly data for the quarters in the six-month periods ended June 30, 2000 and 1999 in accordance with standards established by the American Institute of Certified Public Accountants.  As discussed above, the Company believes that portions of the adjustments to inventory and the cost of sales that were recorded in the quarters ended June 30, 2000 and 1999 may relate to other individual interim periods within 2000 or 1999. The Company is committing resources to mitigate previously identified control weaknesses.  A full physical inventory was completed in August of 2000.  In addition, the Company will complete physical inventories on a quarterly basis.  Management believes that as a result of these efforts that its processes will continue to improve, although there can be no assurance this will be the case.

2. INVENTORIES

Inventories comprise:

	June 30, 2000	December 31, 1999

Raw materials	$1,176,130	$1,220,965
Work in process	718,746	764,048
Finished goods	1,372,153	1,214,536
	$3,267,029	$3,199,549

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.  Due to the Company's net loss for the periods presented, the incremental shares issuable in connection with convertible stock, stock options and warrants are anti-dilutive and accordingly, not considered in the calculation of earnings per share.

4. RELATED PARTY TRANSACTION

Sales to Sinclair Broadcast Group, Inc. (Sinclair) amounted to $421,608 for the three months ended June 30, 2000 and $1,511,243 for six months ended June 30, 2000.  This represents 44% and 48% and of the Company's total sales for the respective periods.

On January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share.  Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors.  At June 30, 1999 Sinclair owned approximately 33% of the common stock issued.

During November 1999, the Company entered into a Guaranty and Lease Compensation Agreement (the "Guaranty Agreement") with Sinclair, intended to be effective September 16, 1999. In connection with its $2,500,000 Credit Facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company’s obligation with respect to the Credit Facility. Under the Guaranty Agreement and as compensation to Sinclair for the guarantee, the Company committed to provide Sinclair the following: (1) $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999), and (2) on October 1, 2000 and payable each year thereafter until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock. The $200,000 due Sinclair under the terms of the guarantee was capitalized and was amortized as interest expense over the guarantee period. Of the $200,000 related to this guarantee, $150,000 and $50,000 were recorded as interest expense during 2000 and 1999, respectively.  During the three and six months ended June 30, 2000, the Company recorded $50,000 and $100,000, respectively, as interest expense.  No amounts were recorded during the three and six months ended June 30, 1999. For the year ended December 31, 2000, the Company recorded additional interest expense related to the Guarantee Agreement of $235,500. In November 2000, Sinclair purchased the credit facility discussed and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.

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

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest was to be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share. The Company borrowed $400,000 under the debenture through June 30, 2000 and through May 7, 2001 the Company had borrowed $2,000,000 under the terms of this arrangement.  During 2000, the Company paid $47,903 of interest due under the Debenture.  No payments of interest were made during the first two quarters of 2000.

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

The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues for the year 2000 of $539,698 of which $194,698 related to the first quarter and is reflected in the accompanying financial statements there was no was no affect on sales for the second quarter of 2000; there is no change in earnings as the cost approximated the revenue. In accordance with the bulletin, prior year consolidated financial statements have not been restated to apply SAB 101 retroactively.

6. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is required to be adopted by the Company on January 1, 2001. SFAS No. 133 establishes the accounting and financial reporting requirements for derivative instruments and requires companies to recognize derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value.  This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations upon adoption in 2001.

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

8. SUBSEQUENT EVENTS

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

OPERATIONS AND BUSINESS RISK

Due to the nature of our  business, we are subject to various risks including, but not limited to, technological and market acceptance of our product, capital availability, dependence on management and other risks We have been in the process of developing a new transmitter product line (“Quantum”).  Related to this process, we entered into a license agreement with Sinclair Broadcast Group, Inc. (“Sinclair”) in March 2000 (see Note. 4).  We shipped the first of our Quantum transmitters in March 2001.  To date, most of the orders for our Quantum product are from Sinclair, which total $6,908,814.

Since the acquisition of Acrodyne Industries in 1994, we have incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, we have generated operating cash flow deficits of $2,306,348 and $2,905,477 in 2000 and 1999, respectively.  Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $4,075,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, our Credit Facility with Sinclair (see Note. 4) and customer advances. As of December 31, 2000, Sinclair owned 35% of our common stock and has warrants to purchase 8,644,225 additional shares, which represented a 60% ownership interest on a fully diluted basis. For the quarters ended June 30, 2000 and 1999 Sinclair owned 35% and 33% of the issued common stock assuming no exercise of warrants.

Sinclair had provided a guarantee of our $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the creditor.  In March 2000, Sinclair agreed to provide additional funds to us of up to $2,000,000 under terms of a subordinated debenture.  From January 1, 2001 through May 8, 2001, Sinclair provided additional funds to us in the amount of $1,341,247. Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2000, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. We are currently exploring options available to us to raise capital.  Among the options is a potential recapitalization of us by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts we owe to Sinclair in the amount of approximately $3,500,000 and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000.  As a result of this transaction, Sinclair could own approximately 80% of us.  In addition, Sinclair verbally committed to purchase all UHF transmitter requirements from us.  As of November 8, 2001, no formal recapitalization plan has been executed.

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

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, “quarter” and “ six-month period” refer to the second quarter of fiscal 2000 and the six months ended June 30, 2000. All comparison discussions are with the corresponding periods in the previous year unless otherwise stated.

The following compares our summary results of operations for the three and six-month periods ended June 30, 2000 and 1999:

	Three Months Ended June 30,				Six Months Ended June 30
	2000		1999		2000		1999

Net Sales	$954,205	100%	$1,910,853	100%	$3,178,265	100%	$4,184,785	100%
Cost of Sales	1,055,074	111%	2,167,829	113%	3,466,985	109%	4,747,565	113%
Gross Loss	(100,869)	(11)%	(256,976)	(13)%	(288,720)	(9)%	(562,780)	(13)%
Operating Expenses	1,526,140	160%	1,225,881	(64)%	2,683,881	84%	2,337,538	56%
Operating Loss	(1,627,009)	(171)%	(1,482,857)	(77)%	(2,972,601)	(93)%	(2,900,318)	(69)%
Interest expense, net	130,454	13%	53,176	3%	242,326	8%	76,763	2%
Net loss	$(1,757,463)	(184)%	$(1,536,033)	(80)%	$(3,214,927)	(101)%	$(2,977,081)	(71)%

Sales decreased by $956,648 or 50% for the quarter and $1,006,520 or 24% for the six-month period. The reduction in sales is mainly due to the delay in purchasing of digital transmission equipment by broadcasters. We believe that the broadcasters have postponed any significant transmission equipment expenditures pending a clearer plan for the emergence of digital television and related transition. We also believe the delay in purchases is due to a desire by broadcasters to increase transmission power, which requires authorization from the FCC.

Gross loss on sales was (11%) for the quarter and  (9%) for the six month period compared to (13)% in the corresponding periods in 1999.  Margins on a quarter-to-quarter basis improved slightly but were still adversely affected by lower sales volume and a higher sales of low margin product mix. Also, contributing to the negative profit margins were excess field installation costs and warranty repairs.

Operating   expenses for the quarter increased by  $300,259 or 24% and by $346,343 or 15% for the six-month period. The increase for the quarter is primarily attributable to a $295,000 increase to the reserve for bad debts. The six-month period increased due to the reserve previously mentioned and increase in legal and professional service cost experienced during the six-month period.

Interest expense increased primarily due to charges incurred relating to Sinclair’s guarantee of the Company’s line of credit and facilities lease and an increase in borrowings under terms of our lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our activities primarily from internally generated funds, customer advances, use of our credit facilities and sales of equity securities and, more recently, through investments and funding by Sinclair. For the six-month period our working capital decreased to ($5,029,878) as compared to  ($1,976,388) at December 31, 1999, mainly due to increased customer advances, which is a liability for cash payments received on orders and the license fee payable to Sinclair. Net cash used in operating activities was ($831,548) for the current six-month period as compared to $(2,238,270) a year ago. The current six-month period benefited from an increase in customer advances of $1,940,626.

Accounts receivable at the end of the quarter were $420,401 net of a reserve for bad debts of $360,000.  The gross decrease was $480,867 from December 31, 1999 reflecting lower sales volume of the six-month period. As mentioned previously $295,000 increase to the bad debt reserve was recorded during the quarter and $300,000 for the six-month period.

Cash flow from financing activities decreased significantly from the prior six-month period. The current six-month-period net financing activities generated $203,685 compared to $3,045,801 in the same period last year.  In the prior year period, Sinclair invested $4,300,000 in return for 1,431,333 shares of our stock and warrants, this financing source was offset by the retirement of our Series A preferred stock in the amount of $998,531.

In September 1999, we established a new $2,500,000 credit facility (the "Credit Facility") arrangement with a bank for working capital purposes to replace our then existing bank credit facilities.  The credit facility bears interest at LIBOR rate plus 200 basis points.  The new facility is available on a standard formula basis involving qualified accounts receivable and inventory and contains certain covenants having to do with the maintenance of a minimum tangible net worth.  As of December 31, 1999, we were not in compliance with terms of the credit facility.  The bank provided a waiver for the 1999 event of default.  The credit facility was collateralized by all of our personal property and expired on October 31, 2000.  In connection with obtaining this facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of our obligations under the facility.  We agreed to issue Sinclair $200,000 of our common stock as compensation for the guarantee.  In November 2000, Sinclair purchased the $2,500,000 line of credit from the bank and filed related UCC liens against our personal property, which eliminated the Sinclair guarantee.  The $200,000 obligation for the guarantee was capitalized as "Other Assets," and is being amortized as interest expense over the guarantee period of one year.

Material Commitments for Capital Expenditures

We do not have any material commitments for capital expenditures other than our commitment under the sublease agreement with Sinclair. This sublease agreement entered into in September 1999 relates to our new manufacturing and support facility located in Phoenixville, Pa. We moved into the new building during November 2000 and recorded the lease with Sinclair as a capital lease. Minimum lease payments due under this building lease are as follows:

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

Forward Looking Statements

Certain information contained in this report including, without limitation, information appearing under Item 2.,”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forwarding-looking statements within the meaning of the Securities Act of 1933 and the Exchange Act of 1934 (also known as the Private Securities Litigation Reform Act of 1995). Words and expressions that do not relate to historical information are "forward looking statements”. Such forward-looking statements are subject to risks, uncertainties and other factors  which could cause actual  results to differ  materially  from future  results  expressed,   projected  or  implied  by  such   forward-looking statements. Such factors include, but are not limited to the following:

•      Our high level of indebtedness and our ability to refinance our substantial debt and contractual obligations,

•      Our ability to make interest and principal payments on debt and other contractual obligations,

•      Our ability to improve operating performance,

•      The outcomes of pending lawsuits involving our financial reporting and other matters,

•      Our ability to manufacture and sell the new Quantum Transmission product line in a timely manner,

•      Regulatory changes governing transmission platforms,

•      General economic and marketplace conditions,

•      Interest rate fluctuations, access to capital, and

•      Our ability to develop, implement and maintain reliable and adequate internal accounting systems and controls.

Part II   OTHER INFORMATION

 Item 1 Legal Proceedings

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

                No matters were submitted to a vote of the security holders during the quarter ended March 31, 2000

Item 5.    OTHER INFORMATION

                Not applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(b)           8-K filed on April 17, 2001 - Financial results for second and third quarters 2000 and restated results for 1998, 1999 and first quarter 2000; preliminary settlement of stockholders class action litigation and related financial matters.  Incorporated herein by reference.

                8-K filed on April 17,2001 – consolidated balance sheets, related consolidated statements of operations, shareholders equity, and cash flows for the two years ended December 31, 2000 and 1999.

                8-K filed on May 10, 2001 – The position of Vice President and Chief Financial Officer was eliminated as of May 8, 2001

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

.

ACRODYNE COMMUNICATONS, INC.
(Registrant)

By:	/s/ Nathaniel Ostroff
Nathaniel Ostroff, Chairman of the Board of Directors,
Chief Executive Officer and Interim President

By:	/s/ Robert E. Woodruff
Robert E. Woodruff, Chief Accounting Officer

Date    November 8, 2001