Form 10QSB
period 2000-09-30
ACRODYNE COMMUNICATIONS INC
filed 2001-11-13
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes ☐No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,409,608 shares of common stock of Acrodyne Communications, Inc.  were outstanding on November 8, 2001.

ACRODYNE COMMUNICATIONS, INC.

EXPLANATORY STATEMENT

During the third quarter of 2000, we announced that the audited financial statements for the year ended December 31, 1999 and the unaudited interim financial statements for the quarter ended March 31, 2000 would need to be amended and restated.   As a result of our review of our accounting records, certain charges and adjustments were recorded which had an effect on the financial results for the year ended December 31, 1999, and the quarters therein, as well as the quarter ended March 31, 2000. Most significant of the adjustments was charges to cost of sales of $1,842,565 and $3,064,609 for the three and nine months ended September 30, 1999, respectively, and $2,795,322 for the year ended December 31, 1999 which related, primarily, to the pricing of the year-end physical inventories, offset by the effects on cost of sales of reversing revenues previously recognized. The year ended December 31, 1999 amount also included a $563,000 increase to the inventory obsolescence reserve.  Other adjustments related to the timing of revenue recognition of $1,123,409 and $92,503 for the three and nine months ended September 30, 1999, respectively, and $2,299,511 for the year ended December 31, 1999.  The total effect of all adjustments increased the net loss by $729,156 and $3,243,112 for the three and nine months ended September 30, 1999, respectively, and $5,218,583 for the year ended December 31, 1999. These adjustments were made based on our internal review in 2000, which indicated that certain revenues should not have been recognized or were recognized in the improper period. The adjustments have been determined through a specific review of the related supporting documents and a determination of the proper reporting period for the recognition of the revenue transaction.

For additional information see "Accounting Review Charges, Adjustments and Restatements" (Note 13 to the consolidated financial statements) filed on amended Form 10-KSB/A on April 17, 2001. See also “Accounting Review Charges, Adjustments and Restatements” (Note 2 to the consolidated financial statements) contained elsewhere in this Form 10-QSB.

Acrodyne Communications, Inc. And Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2000	1999
Assets	(unaudited)	(Restated)

Current Assets:
Cash and cash equivalents	$25,265	$664,950
Short term investment	-	200,000
Accounts receivables, net	454,873	1,201,268
Inventories, net	1,615,554	3,199,549
Prepaid assets	233,832	348,108
Other current assets	5,833	220,000
Total current assets	2,335,357	5,833,875

Property, plant and equipment, net	446,991	570,182
Non-compete agreement, net	-	360,822
License agreement, net	1,350,000	-
Goodwill, net	-	3,899,211
Total Assets	$4,132,348	$10,664,090

Liabilities and Shareholders' Equity (DEFICIT)
Line of credit	1,126,156	1,613,404
Subordinated debenture / Sinclair	1,000,000	-
Accounts payable	632,670	1,801,883
Accrued expenses	728,669	272,155
Customer advances	6,340,688	3,233,962
Current portion of capital lease	13,983	69,947
Deferred revenue	333,609	818,912
Other current liabilities	300,000	-
Total current liabilities	10,475,775	7,810,263

Capital lease obligations	12,021	12,021
License fee payable	1,200,000	-
Non-compete liability	836,810	845,990
Total liabilities	12,524,606	8,668,274
SHAREHOLDERS’ EQUITY (DEFICIT)
Convertible redeemable, 8%preferred stock, par value $1.00, 1,000,000 shares authorized, 6,500 shares issued and outstanding	6,500	6,500
Common stock, par value $.01, 30,000,000 shares authorized, 6,981,161 and 6,906,161 issued and outstanding at September 30, 2000 and December 31, 1999, respectively	69,812	69,062

Additional paid-in-capital	21,201,194	21,019,028
Accumulated deficit	(29,669,764)	(19,098,774)
Total shareholders' equity (deficit)	(8,392,258)	1,995,816
Total Liabilities and Shareholders' Equity (Deficit)	$4,132,348	$10,664,090

See notes to consolidated financial statements

Acrodyne Communications, Inc. And Subsidiary
Consolidated Statements of Operations     (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
		(Restated)		(Restated)
Net sales	$1,805,406	$3,453,112	$4,983,671	$7,637,897
Cost of sales	3,121,580	3,917,496	6,588,565	8,665,061
Gross loss	(1,316,174)	(464,384)	(1,604,894)	(1,027,164)

Operating expenses:
Engineering, research and development	503,837	220,079	818,703	656,470
Selling	256,411	291,555	953,805	1,072,525
Administration	947,312	529,627	2,428,185	1,534,056
Amortization	75,000	57,874	265,748	173,622
Goodwill and non-compete write-off	4,144,284	-	4,144,284	-
Total operating expenses	5,926,844	1,099,135	8,610,725	3,436,673
Operating loss	(7,243,018)	(1,563,519)	(10,215,619)	(4,463,837)

Other Income (Expense):
Interest expense, net	(113,045)	(33,440)	(355,371)	(110,203)
Loss before income taxes	(7,356,063)	(1,596,959)	(10,570,990)	(4,574,040)
Income taxes	-	-	-	-
Net loss	(7,356,063)	(1,596,959)	(10,570,990)	(4,574,040)

Dividend on 8% preferred stock	(14,028)	(14,028)	(42,084)	(42,084)
Net loss available to common shares	$(7,370,091)	$(1,610,987)	$(10,613,074)	$(4,616,124)

Net loss per common share - basic and diluted	$(1.06)	$(0.24)	$(1.52)	$(0.70)
Weighted average shares outstanding - basic and diluted	6,981,161	6,771,248	6,965,011	6,632,747

See notes to consolidated financial statements

Acrodyne Communications, Inc. And Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS     (Unaudited)

	Nine months ended
	September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated)
Net loss	$(10,570,990)	$(4,574,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389,359	348,493
Provision for lease loan guarantee	214,167	-
Provision for bad debts	496,990	-
Write-off of goodwill and non-compete	4,144,284	-
Changes in assets and liabilities:
Accounts receivable	249,405	7,750
Inventories	1,583,995	938,560
Prepaid assets	114,276	(136,955)
Accounts payable	(1,169,633)	(548,923)
Accrued expenses and other liabilities	456,514	64,321
Deferred revenue	(485,303)	-
Customer advances	3,106,726	1,856,363
Net cash used in operating activities	(1,470,210)	(2,044,431)
CASH FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	(158,942)
Sale of short-term investment	200,000	-
Net cash provided by (used in) investing activities	200,000	(158,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	-	3,772,311
Redemption of Series A preferred stock	-	(998,531)
Proceeds from exercise of warrants	225,000
(Repayments) / borrowings under line of credit	(487,248)	338,404
Borrowings under debenture	1,000,000	-
Capital lease repayments	(55,964)	(41,071)
Repayments on non-compete liability	(9,180)	(8,456)
Cash dividends to stockholders	(42,084)	(42,084)
Net cash provided by financing activities	630,524	3,020,573
Net increase (decrease) in cash and cash equivalents	(639,686)	817,200
Cash and cash equivalents at beginning of period	664,950	983,695
Cash and cash equivalents at end of period	$25,264	$1,800,895
Supplement cash flow information:
Cash paid for interest	$91,214	$135,040

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

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, the Company has generated operating cash flow deficits of $2,306,348 and $2,905,477 in 2000 and 1999, respectively. Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $4,075,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, the Company’s Credit Facility with Sinclair (see Note. 4) and customer advances. As of December 31, 2000, Sinclair owned 35% of our common stock and has warrants to purchase 8,644,225 additional shares, which represented a 60% ownership interest on a fully diluted basis. As of September 30, 2000 and 1999, Sinclair owned 34% and 33%, respectively, of the issued common stock assuming no exercise of warrants.

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

2.  ACCOUNTING REVIEW CHARGES, ADJUSTMENTS AND RESTATEMENTS

For the three and nine month periods ended September 30, 1999

During the third quarter of 2000, the Company initiated a comprehensive internal review of its accounting records. As a result of this review, certain charges and adjustments were recorded to the previously audited consolidated financial statements for the year ended December 31, 1999 and the quarters therein. These adjustments had a material effect on the financial statements for the three and nine-month periods ended September 30, 1999 and the 10-QSB filed for the period.  The following is a summary of these adjustments:

	Three months ended	Nine months ended
	September 30, 1999	September 30, 1999

Cost of sales adjustments, net	$(1,842,565)	$(3,064,609)
Revenue recognition adjustments	1,125,409	(92,503)
Accrual adjustments	(12,000)	(86,000)

Impact of charges on net income	$(729,156)	$(3,243,112)

The Company's results for the three and nine month periods ended September 30, 1999 reflect net charges to cost of sales of ($1,842,565) and ($3,064,609) for the respective periods, which relate to pricing of year-end physical inventories. The Company's third quarter accounting review in 2000 included a detailed review of the pricing of the physical inventory taken as of December 31, 1999.  The review necessitated a number of adjustments affecting the prior valuations of physical inventory and cost of sales for interim periods offset by the effects of reversing revenues previously recognized. The Company does not have sufficient information to identify the amount of the inventory adjustment specifically related to the interim periods in 1999. Therefore, the inventory valuation adjustments were spread among the quarters of 1999 based on revenues for the applicable quarter relative to total revenues for the year.

The Company has recorded adjustments to net income related to the timing of revenue recognition for certain sales of $1,125,409 and ($92,503) for the three and nine month periods of 1999.  These adjustments were made based on the Company's internal review, which indicated that certain revenues should not have been recognized or were recognized in the improper period. A significant adjustment in the first quarter in the amount of ($740,396) and a second quarter adjustment ($1,200,000) of sales were realized, in the third quarter. The reversal of the above adjustments was the primary factor in providing a net positive sales adjustment of $1,125,409 for the third quarter. The adjustments noted above have been determined through a specific review of the related supporting documents and a determination of the proper reporting period for the recognition of the revenue transaction.

The Company recorded adjustments of ($12,000) and ($86,000) in the respective periods related to certain accruals and expense items, which were not previously recognized.

The impact of the above charges increased net loss by $729,156 or $.11 per share for the quarter ended September 30, 1999 and reduced net income by $3,243,112 or $.49 per share for the nine months ended September 30, 1999. The schedules that follow show the impact on the consolidated financial statements from previously reported results for the three and nine months ended September 30, 1999.

	September 30, 1999

Acrodyne Communications, Inc. And Subsidiary	As Reported in September 30, 1999 Form 10-QSB	As Restated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,800,895	$1,800,895
Accounts receivables, net	1,541,246	1,049,709
Inventories, net	6,451,495	2,980,479
Prepaid expenses and deposits	371,913	307,913
Total current assets	10,165,549	6,138,996

Property, plant and equipment, net	488,539	488,539

Non-compete agreement, net	379,572	379,572
Goodwill, net	3,938,335	3,938,335
TOTAL ASSETS	$14,971,995	$10,945,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,570,681	1,570,681
Accrued expenses	248,747	248,747
Customer advances	2,157,015	2,430,528
Borrowings under Credit Line	1,613,404	1,613,404
Current portion capital lease obligations	87,331	87,331
Other current liabilities		201,937
Total current liabilities	5,677,178	6,152,628

Capital lease obligations	17,050	17,050

Non-compete liability	703,712	703,712
Total liabilities	6,397,940	6,873,390

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	8,574,055	4,072,052
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,971,995	$10,945,442

	For the Three Months Ended September 30, 1999

Acrodyne Communications, Inc. And Subsidiary	As Reported in Form 10-QSB	As Restated

Net sales	$2,327,703	$3,453,112
Cost of sales	2,074,933	3,917,496
Gross profit (loss)	252,770	(464,384)

Operating expenses:
Engineering, research and development	220,079	220,079
Selling	291,555	291,555
Administration	529,627	529,627
Amortization on intangible assets	57,874	57,874
Total operating expenses	1,099,135	1,099,135
Operating loss	(846,365)	(1,563,519)

Other (expense):
Interest expense, net	(21,438)	(33,440)

Net loss before income taxes	(867,803)	(1,596,959)

Income taxes	-	-

Net loss	(867,803)	(1,596,959)

Dividend on 8% Preferred Stock	(14,028)	(14,028)

Net loss to common shareholders	$(881,831)	$(1,610,987)
Net Loss Per Common Share -- Basic and Diluted	$(0.13)	$(0.24)
Weighted Average Common Shares Outstanding -- Basic and Diluted	6,761,681	6,771,248

	For the Nine Months Ended September 30, 1999

Acrodyne Communications, Inc. And Subsidiary	As Reported in Form 10-QSB	As Restated

Net sales	$7,730,399	$7,637,897
Cost of sales	5,600,451	8,665,061
Gross profit (loss)	2,129,948	(1,027,164)

Operating expenses:
Engineering, research and development	656,470	656,470
Selling	1,072,525	1,072,525
Administration	1,484,056	1,534,056
Amortization on intangible assets	173,622	173,622
Total operating expenses	3,386,673	3,436,673

Operating loss	(1,256,725)	(4,463,837)

Other income (expense):
Interest expense, net	(74,203)	(110,203)

Net loss before income taxes	(1,330,928)	(4,574,040)

Income taxes	-	-

Net loss	(1,330,928)	(4,574,040)

Dividend on 8% Preferred Stock	(42,084)	(42,084)

Net (loss) available to common shareholders’	$(1,373,012)	$(4,616,124)
Net income (loss) Per Common Share - Basic and Diluted	$(0.20)	$(0.70)
Weighted Average Common Shares Outstanding - Basic and Diluted	6,761,681	6,632,747

As discussed above, the Company recorded significant adjustments in the years ended December 31, 2000 and 1999, certain of which affect account balances applicable to the quarter ended March 31, 2000 and and the three and nine months ended September 30, 1999.  However, the Company does not have sufficient information to identify the specific amounts of the inventory valuation adjustments reflected above attributable to these 2000 and 1999 interim periods.  For the three and nine months ended September 30, 2000, the Company was not able to determine the cost of sales for these 2000 interim periods.  As such, the Company has spread the inventory valuation adjustments among the four unaudited quarters of the year and determined cost of sales in a manner that provided a negative margin of 5.0% and 13.4% for each of the first three unaudited quarters of 2000 and 1999, respectively.  Accordingly, the Company has concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly data for the quarters in the nine-month periods ended September 30, 2000 and 1999 in accordance with standards established by the American Institute of Certified Public Accountants.  As discussed above, the Company believes that portions of the adjustments to inventory and the cost of sales that were recorded in the quarters ended September 30, 2000 and 1999 may relate to other individual interim periods within 2000 or 1999. The Company is committing resources to mitigate previously identified control weaknesses.  A full physical inventory was completed in August of 2000.  In addition, the Company will complete physical inventories on a quarterly basis.  Management believes that as a result of these efforts that its processes will continue to improve, although there can be no assurance this will be the case.

2. INVENTORIES

Inventories comprise:

	March 31, 2000	December 31, 1999

Raw materials	$581,599	$1,220,965
Work in process	355,422	764,048
Finished goods	678,533	1,214,536
	$1,615,554	$3,199,549

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

4. RELATED PARTY TRANSACTIONS

Sales to Sinclair Broadcast Group, Inc. (Sinclair) amounted to and $1,511,243 for nine  months ended September 30, 2000. There were no sales to Sinclair for the three months ended September 30, 2000. Total sales to Sinclair for the nine months in 2000  represent 30 % of the Company's total sales. The Company has received $6,908,814 in orders from Sinclair through May 18, 2001.

On January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share.  Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors.  At September 30, 1999 Sinclair owned approximately 33% of the common stock issued.

During November 1999, the Company entered into a Guaranty and Lease Compensation Agreement (the "Guaranty Agreement") with Sinclair, intended to be effective September 16, 1999. In connection with its $2,500,000 Credit Facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company’s obligation with respect to the Credit Facility. Under the Guaranty Agreement and as compensation to Sinclair for the guarantee, the Company committed to provide Sinclair the following: (1) $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999), and (2) on October 1, 2000 and payable each year thereafter until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock. The $200,000 due Sinclair under the terms of the guarantee was capitalized and was amortized as interest expense over the guarantee period. Of the $200,000 related to this guarantee, $150,000 and $50,000 were recorded as interest expense during 2000 and 1999, respectively.  During the three and nine months ended September 30, 2000, the Company recorded $50,000 and $150,000, respectively, as interest expense.  No amounts were recorded for the three and nine months ended September 30, 1999.  For the year ended December 31, 2000, the Company recorded additional interest expense related to the Guarantee Agreement of $235,500. In November 2000, Sinclair purchased the credit facility discussed and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.

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

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest was to be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share. The Company borrowed $1,000,000 under the debenture through September 30, 2000 and through May 18, 2001 the Company had borrowed $2,000,000 under the terms of this arrangement.  During 2000, the Company paid $47,903 of interest due under the Debenture.  No payments of interest were made during the first three quarters of 2000.

On February 29,2000 Sinclair exercised warrants for 75,000 shares of the Company's stock for $225,000. At the end of the quarter Sinclair held 2,418,333 shares of the Company's common stock, representing 34.6% of issued common stock assuming no warrants are exercised.

On April 27, 2001, the Company entered into a $4,000,000 line of  credit facility with Sinclair.   The line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.

5. NON-COMPETE AGREEMENT AND GOODWILL

In connection with the 1994 acquisition of Acrodyne Industries (see Item 2), the Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired.  Prior to being written off, goodwill was being amortized on a straight-line basis over 30 years.

During the third quarter of 2000, the Company determined that as a result of the combination of regulatory changes, evolving technology, changes dictated by the market place, changes to key management and continued negative profit margins for its medium and low power transmitter product line, it would exit such product line.  The Company acquired this product line in 1994 (see item 2).  As a result of this decision, the Company reviewed all of the long-term assets of its medium and low power product line (principally goodwill, covenant not-to-compete and property and equipment) for impairment.  As a result of this review, management concluded that these assets had been permanently impaired and, as such, recorded a charge to write-off all goodwill and certain other long-term assets in the amount of $4,144,284 during the third quarter of 2000, which includes $323,322 related to the non-compete intangible asset and $3,820,962 related to goodwill.

6. REVENUE RECOGNITION

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

The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues for the year 2000 of $539,698 of which $194,698 related to the first quarter and is reflected in the accompanying financial statements there was no was no affect on sales for the second quarter and third quarters of 2000; there is no change in earnings as the cost approximated the revenue. In accordance with the bulletin, prior year consolidated financial statements have not been restated to apply SAB 101 retroactively.

7. NEW ACCOUNTING PRONOUNCEMENTS

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

8. CONTINGENT LIABILITIES

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

9. SUBSEQUENT EVENTS

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

Since the acquisition of Acrodyne Industries in 1994, we have incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, we have generated operating cash flow deficits of $2,306,348 and $2,905,477in 2000 and 1999, respectively.  Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $4,075,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair our Credit Facility with Sinclair (see Note. 4) and customer advances. As of December 31, 2000, Sinclair owned 34.6% of our common stock and has warrants to purchase 8,644,225 additional shares, which represented a 60.4% ownership interest on a fully diluted basis. For the quarters ended September 30, 2000 and 1999 Sinclair owned 34.6% and 33% of the issued common stock assuming no exercise of warrants.

Sinclair had provided a guarantee of our $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the creditor.  In March 2000, Sinclair agreed to provide additional funds to us of up to $2,000,000 under terms of a subordinated debenture.  From January 1, 2001 through May 18, 2001, Sinclair provided additional funds to us in the amount of $1,341,247. Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2000, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. We are currently exploring options available to us to raise capital.  Among the options is a potential recapitalization of us by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts we owe to Sinclair in the amount of approximately $3,500,000 and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000.  As a result of this transaction, Sinclair could own approximately 80%.  In addition, Sinclair verbally committed to purchase all UHF transmitter requirements from us.  As of November 8, 2001, no formal recapitalization plan has been executed.

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

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, “ quarter” and “ nine-month period” refer to the third quarter of fiscal 2000 and the nine months ended September 30, 2000. All comparison discussions are with the corresponding periods in the previous year unless otherwise stated.

The following compares our summary results of operations for the three and nine-month periods ended September 30, 2000 and 1999:

	Three Months Ended September 30,				Nine Months Ended September, 30
	2000		1999		2000		1999

Net Sales	$1,805,406	100%	$3,453,112	100%	$4,983,671	100%	$7,637,897	100%
Cost of Sales	3,121,580	173%	3,917,496	113%	6,588,565	132%	8,665,061	113%
Gross Loss	(1,316,174)	(73)%	(464,384)	(13)%	(1,604,894)	(32)%	(1,027,164)	(13)%
Operating Expenses	5,926,844	328%	1,099,135	(32)%	8,610,725	173%	3,436,673	45%
Operating (Loss)	(7,243,018)	(401)%	(1,563,519)	(45)%	(10,215,619)	(205)%	(4,463,837)	(58)%
Interest expense, net	113,045	6%	33,440	1%	355,371	7%	110,203	1%
Net loss	$(7,356,063)	(407)%	$(1,596,959)	(46)%	$(10,570,990)	(212)%	$(4,574,040)	(59)%

Sales decreased by $1,647,706 or 48% for the quarter and $2,654,226 or 35% for the nine-month period. We had been concentrating on addressing field technical problems and customer support levels, which adversely affected our ability to generate new sales. In addition, we raised our price structure and discontinued several low profit products to achieve positive margins on our then current product line. We also believe that broadcasters had postponed any significant transmission equipment expenditures pending a clearer plan for the emergence of digital television and related transition. We also believe the delay in purchases is due to a desire by broadcasters to increase transmission power, which requires authorization from the FCC.

Cost of sales for the quarter included a charge of $1,200,000 for obsolete inventory associated with the discontinuance of the production of our traditional product line. The combination of decreased revenues and charges to cost of sales resulted in a negative gross profit of 73% for the quarter compared to a negative 13% for the prior year. For the nine-month period the negative margin was 32% compared to 13% for the prior year.

The increase in operating expenses for the quarter is due, primarily, to the write off of goodwill, the write off of  “non-compete” asset, amortization of a licensing agreement with Sinclair (Note 4), increase in the reserve for bad debts, and costs incurred in the connection with the review of internal controls and restatement of financial results.

In connection with the 1994 acquisition of Acrodyne Industries, we had recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired, which were being amortized over 30 years.  During the third quarter 2000, we concluded that we would discontinue our traditional product line as a result of regulatory changes, evolving technology, changes dictated by the marketplace, changes to key management and continued negative profit margins for our traditional product line.  Consequently, we determined that our goodwill was permanently impaired and, as such, wrote off the remaining balance of goodwill of $3,820,962 during the quarter.

In connection with the acquisition of Acrodyne Industries, we entered into a non-compete agreement with the selling shareholder.  The intangible asset recorded was being amortized over a ten-year period.  Because of the combination of changes noted in the preceding paragraph, we concluded that the asset had ceased to provide any future value to our operations and, consequently, wrote off the remaining balance of $323,322 during the quarter.

We recorded an increase to the allowance for doubtful accounts of $136,990 for the quarter ended September 30, 2000.

During March 2000, we entered into a 10-year license agreement with Sinclair, for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines.  Under terms of the license agreement, we will pay Sinclair an annual royalty of $300,000 for five years, and 1% of related sales thereafter.  Effective April 1, 2000, we have been recognizing an annual amortization expense of $300,000 in recognition of our liability to Sinclair, which is recognized pro-rata in the accompanying statements.

The remainder of the difference in net losses over the corresponding 1999 quarter is due to incurring one-time legal and accounting costs associated with the financial review noted above and our efforts toward restatement of the various periods’ financial results.

The largest component attributing to the increase in net interest expense is due to a $50,000 charge related to Sinclair’s guarantee of our line of credit and the lease of our new facilities in Phoenixville, PA, with the remainder of the increase due to increased borrowing levels over the corresponding quarter in 1999.

LIQUIDITY AND CAPITAL RESOURCES

We had financed our activities primarily from internally generated funds, customer advances, use of our credit facility and sales of equity securities and more recently through investments and funding by Sinclair. For the nine-month period our working capital decreased to ($8,139,999) as compared to  ($1,976,388) at December 31, 1999, mainly due to increased customer advances of $3,106,726, which is a liability for cash payments received on orders and an increase in borrowings under the Sinclair debenture of $1,000,000. Net cash used in operating activities was ($1,470,210) for the current nine-month period as compared to $(2,044,431) a year ago. The current nine-month period benefited from an increase in customer advances of $3,106,726 compared to $1,856,363 in the 1999 period.

Accounts receivable at the end of the quarter were $454,873 net of a reserve for bad debts of $556,990.  The gross decrease from December 31, 1999 reflects lower sales volume of the nine--month period. As mentioned previously $136,990 increase to the bad debt reserve was recorded during the quarter and $496,990 for the nine-month period.

Cash flow from financing activities decreased significantly from the prior nine-month period. During the current nine month-period net financing activities generated $630,524 vs. $3,020,573 in the comparable period last year.  In the prior year period Sinclair invested $4,300,000 in return for 1,431,333 shares of our stock and warrants, this financing source was offset by the retirement of our Series A preferred stock in the net amount of $998,531.

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
Robert E. Woodruff
Chief Accounting Officer

Date      November 8, 2001