Form 10KSB
period 2000-12-31
ACRODYNE COMMUNICATIONS INC
filed 2001-11-13
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒       Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2000

☐        Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ____________

Commission file number 0-24886

ACRODYNE COMMUNICATIONS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	11-3067564
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10706 Beaver Dam Road, Cockeysville, Maryland	21030
(Address of Principal Executive Office)	(Zip Code)

410-568-1629
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered

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

Yes  ☐   No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $6,895,829

The aggregate market value of the voting stock held by non-affiliates of the Registrant is  $4,001,188, computed by reference to the closing price of such stock (a bid and ask price was not available), as of  November 7, 2001.  This computation is based upon the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of  November 8, 2001, the registrant had outstanding 7,409,608 shares of common stock, par value $0.01

ACRODYNE COMMUNICATIONS, INC.

FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

Explanatory Statement

PART I
Item 1
Description of Business
Item 2
Description of Property
Item 3
Legal Proceedings
Item 4
Submission of Matters to a Vote of Security Holders

Part II
Item 5
Market for Common Equity and Related Stockholder Matters
Item 6
Management Discussion and Analysis
Item 7
Financial Statements
Item 8
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Part III
Item 9
Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10
Executive Compensation
Item 11
Security Ownership of Certain Beneficial Owners and Management
Item 12
Certain Relationships and Related Transactions
Item 13
Exhibits and Reports on Form 8-K

SIGNATURES

EXPLANATORY STATEMENT

During the third quarter of 2000, we announced  that the audited financial statements for the year ended December 31, 1999 and the unaudited interim financial statements for the quarter ended March 31, 2000 would need to be amended and restated. Since then and during our ongoing review of our internal controls and procedures, it became apparent that the audited financial statements for the year ended December 31, 1998 also warranted restatement. As a result of our review of our accounting records, certain charges and adjustments were recorded which had an effect on the financial results for the years ended December 31, 1999, 1998, and the quarters therein, as well as the quarter ended March 31, 2000. Most significant of the adjustments was charges to cost of sales of $2,795,322 in 1999 and $406,406 in 1998 which related, primarily, to the pricing of the year-end physical inventories, offset by the effects on cost of sales of reversing revenues previously recognized. The 1999 amount also included a $563,000 increase to the inventory obsolescence reserve. Other adjustments related to the timing of revenue recognition of $2,299,511 in 1999 and $852,485 in 1998. The total effect of all adjustments increased the net loss by $5,218,583 and $1,258,891 in 1999 and 1998, respectively.   On April 17, 2001, we filed an amended Form 10-KSB for the year ended December 31, 1999 with the Securities and Exchange Commission.  Such filing includes the restated audited financial statements for the years ended December 31, 1999 and 1998.

For additional information see “Accounting Review Charges, Adjustments and Restatements” (Note 11 to the consolidated financial statements).

The information contained in this  Form 10-KSB/B is as of November 8, 2001.

PART I

Item 1.  Description of Business

THE COMPANY. We are Acrodyne Holdings, Inc., a Delaware corporation, which was formed in May 1991. In 1995, we changed our name to Acrodyne Communications, Inc. which we operate in one industry segment – the design, manufacture and marketing of television transmitters and translators, which are sold in the United States and internationally.

On May 16, 1994, we entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc., a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification.  The acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering of our common stock.

On January 27, 1999, we finalized a strategic agreement with the Sinclair Broadcast Group ("Sinclair").  Under this agreement Sinclair invested $4.3 million in consideration for 1,431,333 shares of our common stock and the issuance of warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon our achievement of increased product sales or products with new technology.  See additional discussion in the Significant and Recent Events section of this document.

BUSINESS OF ACRODYNE. We have designed, manufactured and marketed television transmitters and translators which have been sold in the United States and internationally since 1971.  The function of a television transmitter is to broadcast over the air television signals to a specific audience receiving such signals by regular antenna or by a local cable company, which then feeds the signal to their subscribers.  Television translators, which operate unattended, retransmit incoming signals from primary stations on different channels within areas where direct reception of the original signal may be limited by mountains or other geographic impediments.

ACRODYNE PRODUCTS AND SERVICES

Overview

We design, manufacture and market digital and analog television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions.  The useful life of a television transmitter or translator is approximately 20 years.  Our television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design which permits us to respond to specific customer requests.  We classify our transmitters into two categories based upon the power output of such transmitters (as discussed in greater detail below).  Lower power transmitters and higher power transmitters transmit signals in both UHF and VHF frequency bands.  The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen.  Each transmitter permits the sender to broadcast over one channel, except in the case of adjacent channel assignments for which one transmitter is able to transmit two television signals, one analog and one digital.

All of our television transmitters feature enhanced linear amplifiers.   Such units feature easy to read diagnostic displays and meters which clearly indicate a unit's operating condition.  Units automatically shut down for self-protection if out-of-tolerance conditions are encountered. We believe that our television transmitters are relatively easy to maintain since they utilize common modules and parts.  Other operating features include full remote control, telemetry and status functions, and a modular design which allows for cost-effective expansion to higher output power levels.

Lower Power Analog and Digital Television Transmitters

As of December 31, 2000, lower power analog and digital television transmitters with power outputs of up to 25 kilowatts accounted for approximately 2% of our sales. Such transmitters are used by LPTV Stations, a United States classification, which are limited by the Federal Communications Commission ("FCC") to power output levels of 10 watts in the VHF band and 10 kilowatts in the UHF band.  Although virtually all of our lower power transmitters are solid state, we did produce some models using single tetrode tube final amplifiers for certain customers.  Solid-state refers to the physical make-up of the transmitter components. Instead of vacuum tubes where electron flow takes place in a vacuum, solid state transmitters utilize transistors, which have crystalline structures.  Tetrode and diacrode tubes are four electrode, vacuum tube amplifying devices used in the final power stage of both lower and higher power television transmitters.

UHF solid-state television transmitters are particularly well suited for LPTV Stations. In addition, there is a substantial market overseas for these UHF transmitters.  Our translators in this area cover the power range up to 10 watts in VHF and up to 2.5 kilowatts in UHF frequency spectra for domestic and international television formats.  Substantially all of the translators sold by us have been solid state as compared to tetrode tube-based designs.

Higher Power UHF Analog and Digital Television Transmitters

Higher power UHF analog television transmitters range in power from above 30 kilowatts to 240 kilowatts and higher, and accounted for approximately 35% of our sales through December 31, 2000.  For television transmitters with power output levels of 30 kilowatts and above, we use advanced tetrode and diacrode tubes which use water vaporization cooling to prolong their useful lives.  Such advanced design features significantly reduce the operating costs of these transmitters.  At identical output power, the power consumption of an advanced tetrode or diacrode transmitter is approximately 25% less than that of a transmitter using klystron tubes, a high power vacuum tube amplifying device, which is the predecessor of the current tube technology.

We also produce television transmitters, which have power ratings in multiples of 60 kilowatts in analog and 25 kilowatts in digital. We have produced a 60-kilowatt UHF transmitter by combining two 30-kilowatt diacrode tube transmitters.

Auxiliary Products and Services

In addition to manufacturing and selling our transmitters and translators, we also offer television broadcasters a value-added complete broadcast system which includes the procurement, systems integration and installation of the television transmitter and antenna and related accessory equipment.  Such products and services, which are provided to both higher power and lower power broadcasters, accounted for approximately 44% of our sales.  Upon request, our technicians also supervise the installation of television transmitters on-site, in the United States and abroad.  Our technicians perform additional testing after the transmitter has been connected to the station's programming sources and the transmission antenna to assure that the television transmitter operates as intended.  This is an ongoing commitment to provide full service to today's broadcasters and will continue as part of our offering one-stop shopping to our customers.

NEW PRODUCTS

We expanded our solid state product line to 40 kilowatts analog and 10 kilowatts digital

The forthcoming digitization of television networks in the United States, the world's single most significant market for television transmitters, has created greater demand for digital broadcasting technology.  This demand offers the opportunity to take advantage of the emerging market, not only with high power transmitters, but also with solid-state and medium power transmitters.  On November 29, 1999, Acrodyne and Rohde & Schwartz, the world’s foremost manufacturer of solid-state transmitters formed a strategic alliance.  The Rohde & Schwarz group of companies, with headquarters in Munich, Germany, develops, produces and markets communication test and measurement instruments and systems.  It gave exclusive rights to us to market and sell Rohde & Schwarz solid state transmitter products in the United States.  This agreement also includes technology and product sales agreement to support a new line of our high power transmitter products.

Adjacent Channel Technology (ACT(TM))

We have re-evaluated the patents pertaining to the adjacent channel technology and have determined that they are unlikely to provide enhanced revenues or technology protection to us.  As a result, we have decided, as of September 2000, to no longer support or defend our patent related to this technology.

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

In the year 2000, our Renaissance Series was discontinued as it utilizes tube technology available from only one source.  This source has proven to be undependable.  In addition, the product was not manufactured at an acceptable profit margin. The new Quantum product will replace all of our previous high power products including the ARS line.

New line of IOT-equipped television transmitters developed at Sinclair

In March 2000, we reached a definitive agreement with Sinclair to exclusively manufacture and sell the Sinclair designed "Quantum" IOT transmitter line.  Sinclair created this newly developed line of transmitter products at its Hunt Valley, Maryland, headquarters to meet its own internal digital and analog requirements and has licensed this technology to us.  The Quantum line was conceived by broadcasters and designed by the same Emmy award winning talents that invented IOT transmitters over ten years ago.  The digital version of the Quantum line is designed to be capable of both 8-VSB and COFDM service.  We introduced this advanced line of transmitters at the National Association of Broadcasters April 2000 Show in Las Vegas.

With the addition of the Rohde & Schwarz solid-state products and the introduction of the new Quantum IOT products, we feel that we have the broadest transmitter product line in the industry.

THE TELEVISION TRANSMISSION INDUSTRY

Approximately 9,601 analog and digital translators and television transmitters with an output power level of one watt or more are in operation in the United States, and approximately 27,500 are in operation worldwide.  Of these, more than 1,660 television transmitters in the United States have an output power level of five kilowatts or more, and more than 10,000, in operation worldwide, have a power level of five kilowatts or more.  As of December 31, 2000, there were construction permits for 1,146 new higher power stations and 99 new low power stations in the United States.  As of December 31, 2000, we had sold and delivered, since our inception, 1,771 lower power transmitters and 103 higher power transmitters in the United States and 1,655 lower power transmitters and 90 higher power transmitters abroad.

Digital Television (formerly High Definition Television - "HDTV") encompasses higher fidelity video and audio production, transmission and display technologies, and promises to provide television viewers with greater picture resolution, improved color fidelity, and higher fidelity surround sound audio. We believe that digital television ("DTV") is the largest emerging market for the manufacturers of television broadcasting equipment.  In December 1996, the FCC announced its decision concerning the transmitted format to be used for the transmission of DTV signals relieving the speculation that had taken place for several years.  In the first quarter of 1997, the FCC allocated DTV channels in the UHF band for each full service television station in the country.  Based on the most recent FCC pronouncements, those channels will co-exist with each station's existing VHF or UHF channel for nine years after the selection of a transmission standard and adoption of a Table of Allotments, after which the pre-existing channel must be surrendered.  Each station will be required to apply for a construction permit to install one DTV transmitter during the three year phase-in period and will have three years to construct such a facility. During the remainder of the nine year transition, each licensee may transmit on the assigned DTV channel and its regular channel.  At the end of the nine year period, each licensee must surrender the non-DTV channel. Each DTV channel will require its own transmitter and antenna if the channel assignments are not adjacent.

We believe that it we can capitalize on the opportunities afforded by this emerging market because our current product line, as well as our planned digital amplitude modulator-transmitters, can be re-engineered to be compatible with the DTV digital transmission format selected.

GROWTH STRATEGY

We believe that we can increase sales of our transmitters and translators based on a growth strategy centered on the following principles:

(a) Expand our sales and marketing activities (Direct Sales/Agents and Distributors);

(b) Invest in a new, world class manufacturing facility to support growth up to $100 million in annual sales;

(c) Introduce a new line of Quantum IOT transmitters to garner increased market share.

MARKETING AND SALES

Marketing Strategy

Sales department representatives are strategically located to respond to client needs in an efficient and economical manner.  When we pursue higher power opportunities domestically, we compete with major international manufacturers.  The sales department organizes, prepares and presents proposal and bid packages to a potential client based on the most cost effective design, taking into account the client's exact requirements and optimum engineering and manufacturing considerations.  The broadcast industry is strictly regulated, both in the United States and abroad; therefore, transmitter purchases are not forthcoming on a regular basis.  The goal of the sales department is to broaden our client base in an effort to establish a steady stream of purchasers of our products.

Domestic Sales

Domestic sales accounted for approximately 93% of our net sales in 2000. Transmitter and translator equipment and turnkey systems are sold directly to television station operators.  Domestic sales  were handled by regional sales managers located in field offices supported by management and applications personnel at our factory. Regular contact promotes coordination of effort for optimum performance.  Domestic sales negotiations often require weeks or months of consultative effort. All domestic sales staff is required to have in-depth industry knowledge to guide the prospective client to cost effective, responsible purchasing decisions.

International Sales

International sales accounted for approximately 7% of net sales in 2000.  Independent manufacturers' representatives and distributors, who normally have specific account affiliations within a particular country, operate on an exclusive and non-exclusive basis and receive a negotiated commission rate. In general, we believe that sales to international customers have been steadily growing in the past few years for United States-based television transmitter manufacturers, and that market growth in these areas will accelerate as a result of the recent ascendancy of democratic governments in the former eastern bloc nations, the trend toward greater privatization of broadcasting in general and the expansion of new communication services in developing countries.

Customer Base

Our customer base is large and diversified.  Our business has historically been dependent upon a relatively small number of significant transmitter sales with one-time customers.  Total sales to Sinclair accounted for $2,415,387 or 35% of sales in 2000.  Although we are not dependent upon military contracts or upon customers who are dependent on military contracts, our largest recurring customer is the United States General Services Administration which is primarily responsible for United States Government procurement including, to some degree, military procurement. Said customer accounted for approximately 1% of net sales in 2000.

GOVERNMENT REGULATION

Industry Regulation

Transmission characteristics are regulated in the United States by the FCC and abroad by local governments and international treaties.  United States television transmission is in either the VHF band, covering the frequency ranges from 54 MHz (Channel 2) to 88 MHz (Channel 6) and 174 MHz (Channel 7) to 216 MHz (Channel 13), or the UHF band, covering the frequency range from 470 MHz (Channel 14) to 806 MHz (Channel 69).  Users include governments, not-for-profit and privately owned and operated commercial, educational, foreign language and religious broadcasters.  United States broadcasters are regulated by the FCC as to operating characteristics and suitability of ownership.  We have registered all of our television translators and transmitters including ACT(TM) transmitters with the FCC and believe that our products and procedures satisfy all the criteria necessary to comply with the regulations of the FCC. In addition to the FCC, foreign governments regulate radio-frequency broadcast equipment operating within their borders.  However, the United States and almost all foreign governments are parties to international treaties which adhere to frequency allocation and interference criteria.

Environmental Regulation

We believe we are in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

COMPETITION

We compete, with respect to lower power applications, on the basis of product features, quality, technology, dependability, life cycle, acquisition and operating costs.  The domestic lower power UHF market is dominated by a small number of American companies.  We compete with specialty firms of similar size and resources, such as EMCEE Broadcast Partners, LARCAN-Television Technology Corp. ("TTC") or ADC in this market. The VHF market represents an insignificant percentage of our sales.  Unlike the lower power domestic market, the higher power domestic market is characterized by intense competition from companies that are much larger than us and which possess significantly greater resources.  The high power television transmitter market is currently dominated by larger companies with older klystron technology or newer inductive output tubes ("IOT").  IOTs are amplifying devices used in higher power television transmitters, which utilize features from tetrode and klystron technology.  The higher power transmitter market is dominated by suppliers such as Thomcast, a subsidiary of Thomson-CSF and Harris Corporation ("Harris").  Both Thomcast and Harris have access to significant resources, both financial and otherwise.  The international markets are characterized by intense competition in both the higher power and lower power segments. For lower power applications, particularly in the third world and newly developing countries, price considerations typically are the determining factor. For higher power applications overseas, our primary competition comes from companies that are much larger, have significantly greater resources, and are willing to offer attractive financing terms in order to secure new business.  Our major competition in this market comes from Thomson-CSF (France), Nippon Electric Corporation (Japan), and Rohde & Schwarz (Germany).  The foregoing foreign competitors have a dominant market position within their home countries.  We do not expect that we will compete for business with such companies in their respective home countries in the near future.  Harris Corporation, a U.S. company, is also a very strong competitor in most international markets.

CURRENT MANUFACTURING

Our manufacturing department is primarily involved in final system assembly. We do not utilize, and are not dependent upon, any unusual raw materials or processes in the design of our products. Major purchased parts include fabricated printed circuit boards, water-cooling pumps, specialized output filters, power transformers, inductive output power tubes and cavities.

Chemical etching of circuit boards and painting of cabinets is performed by outside suppliers to minimize the potential for adverse environmental consequences at our facility.  Assembly had occurred in a build-to-order shop environment utilizing standard assembly modules depending on the frequency and output power level of the transmitter.  All phases of assembly were carried out in a single open area comprising approximately 15,000 square feet. We completed our move to a new 44,000 square foot manufacturing facility in Phoenixville, Pennsylvania, during the fourth quarter of 2000.

PATENTS AND TRADEMARKS

We are the owner of United States Patent 4,804,931, entitled Digital Amplitude Modulator-Transmitter, issued on February 14, 1989, and expiring in 2006.  Digital Amplitude Modulation is the process of converting an arbitrary video or audio signal into successive binary words of sampled equivalent information which control the presence or absence of power signal sources to synthesize such information in a high power combiner, such as a television transmitter for broadcasting the signal.  The process offers less distortion and greater power efficiency than any other method.  Six additional patents based on the general technology of the original patent have also been granted. For one key patent with respect to DTV, we have filed for international patent protection.   Certain additional steps have been taken under the PCT (Patent Cooperation Treaty) to apply for foreign protection on the other patents.  We had also applied for six U.S., six Mexican and six Canadian patents covering Adjacent Channel Technology; however, as mentioned previously, we will no longer pursue patent protection related to this technology.   The ACT(TM) trademark was acquired in 1998.  With the exception of the above-referenced patents, we rely on proprietary know-how and trade secrets and employ various methods to protect our processes, concepts, ideas and documentation associated with our proprietary products.   However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation.  Although we have confidentiality agreements with our key employees, there can be no assurances that such arrangements will adequately protect our trade secrets.

EMPLOYEES

At the end of 2000, we employed approximately 62 individuals on a full-time basis.  As of November 8, 2001, there were 60 employees none of whom are union members. We believe we have a good relationship with our employees.

Item 2.  Description of Current and Future Property

Anticipated Growth Necessitates Relocation of Entire Operation

Our headquarters and manufacturing facility had been located at 516 Township Line Road in Blue Bell, Pennsylvania, 19422.  This site included a 30,000 square foot single story building on approximately ten acres.  The facility was rented under a lease expiring July 31, 2000.  The rental rate was approximately $7.05 per square foot or $211,512, annually, excluding taxes, insurance and maintenance, which we were responsible for paying.  This represents a $5,112 increase over the total 1998 lease expense, resulting from an annual price adjustment, which was based on a consumer price index calculation.  In late October 1999, we announced the signing of an agreement for the construction of a 44,000 square foot manufacturing facility.  The new building includes the financial and operations teams, plus state-of-the-art manufacturing capable of continuing our transition into the digital era and beyond.  The manufacturing facility is designed to incorporate modern flow manufacturing techniques with greatly expanded capabilities for high power testing of new technology transmitters.  A complete training facility is also included for customer seminars and instructions.  The relocation was completed in the fourth quarter of 2000.  The operations facility is located in Phoenixville, Montgomery County, Pennsylvania, a suburb of Philadelphia.  The financial arrangements for the construction and occupation of this new facility were supported by the financial strength of Sinclair (See Certain Relationships and Related Transactions) which has leased this property from an independent firm.  Sinclair has subleased this property to us.   The lease carries a 15 year term and is renewable for two five-year terms. We also lease a premises located at 704 Forman Rd, Souderton, Pennsylvania.  This facility consists of 5,000 square feet of warehouse and manufacturing space.  The lease commenced in November 1996 and expires in October 2001.  The current rental rate is approximately $3.50 per square foot or $17,500 annually.  Lease expense over the five-year term totals $87,500, excluding taxes, insurance and maintenance.  This facility housed our machine shop, until early 1999, when we sub-leased the premises and incorporated that capability into our existing facility.  On March 31, 2001 we reached an agreement with the landlord to terminate the lease with no future obligations.  We moved our Corporate headquarters and new product development function to Cockeysville, Maryland, in the third quarter of 2000, where we lease 7,147 square feet of space.

Item 3.  Legal Proceedings

In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division).  These four lawsuits were consolidated into a single lawsuit (the "Lawsuit").  The Lawsuit asserts that we issued false and misleading financial statements.  In December 2000, we reached a proposed settlement (the "Proposed Settlement") with plaintiffs' counsel.  The Proposed Settlement requires us to issue plaintiffs five (5) year warrants to purchase One Million Six Hundred Thousand (1,600,000) shares of our voting common stock at an exercise price of One Dollar ($1.00) per share and to pay the class plaintiffs Seven Hundred Fifty Thousand Dollars ($750,000).  The cash portion of the Proposed Settlement is to be funded by our officers' and directors indemnity insurance policy.  On April 6, 2001, the parties formalized the Proposed Settlement and entered into a written Stipulation and Agreement of Settlement (the "Stipulation").  The Stipulation incorporated the terms of the Proposed Settlement and set forth additional terms and conditions of a final settlement (the "Settlement") of the claims alleged in the lawsuit.  After having received the Stipulation, the Court, by Order dated April 9, 2001: approved the Proposed Settlement; certified the Lawsuit as a class action; defined those entitled to be included as plaintiffs in the Lawsuit; identified the period during which claims arose; identified a lead plaintiff; set a date of June 26, 2001 as the date for a "Settlement Fairness Hearing;" reserved its right to review the Settlement and/or enter a final judgment approving the Settlement and dismissing the Lawsuit; established a mailing date of April 27, 2001 for plaintiffs' counsel to cause a "Notice and Proof of Claim and Release Form" to be mailed to the class member plaintiffs; approved the form of "Publication Notice" of the pendency of the Lawsuit and Settlement; established a date of not later than August 24, 2001 for receipt of a properly executed "Proof of Claim and Release Form" for those plaintiffs entitled to participate in the Settlement; set certain conditions precedent to the acceptance of the "Proof of Claim and Release Form;" established the date of June 11, 2001 as the final day for any class plaintiff to request exclusion from the Settlement class; and set the date for considering comments and/or objections to the Settlement, "Plan of Allocation," or the award of attorneys' fees and reimbursement of expenses as of June 11, 2001. On June 26, 2001, the Court (i) found the settlement to be fair, reasonable, and adequate and in the best interests of the parties; (ii) settled, released, discharged and dismissed with prejudice the cases against the defendants; (iii) determined that neither the settlement nor any of the documents or statements associated therewith are, or shall be construed as, a concession or admission by the defendants of the existence of any damages or wrongdoing; and (iv) awarded the plaintiffs’ counsel 25% of the gross amount of the settlement fund as attorneys’ fees, which amount is to be paid out of the settlement fund. As a result of the settlement, during the three months ended March 31, 2001, the Company will record a charge to operations of approximately $336,000 which represents the fair value of the warrants issued.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security Holders in the fourth quarter of 2000 or since then.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

Since October 1994 the principal market on which our common stock, units and warrants have been quoted is the NASDAQ Small Cap over-the-counter market under the symbols ACRO, ACROU and ACROW, respectively.  ACROU (units) and ACROW (warrants) ceased trading on July 29, 1996.  On September 20, 2000, we announced that we would be delisted from the Nasdaq Small Cap market effective September 21, 2000.  Nasdaq suspended trading in our shares on August 14, 2000, after we announced that we would not file our Form 10-QSB for the quarter ended June 30, 2000 on a timely basis. We also announced that we were reviewing our financial statements for prior periods. The Nasdaq subsequently issued a notice of delisting which we originally appealed on August 28, 2000, and subsequently withdrew our appeal when we realized that we could not make timely filings.  Our securities will not be eligible for quotation on the OTC Bulletin Board until our periodic financial reports are filed.

HOLDERS

As of  October 12, 2001, there were 112 holders of record of our common stock.

DIVIDENDS

No dividends on our common stock were declared during fiscal 2000 and 1999.  We do not intend to pay cash dividends on our common stock in the foreseeable future.  We paid cash dividends of $42,084 during fiscal 2000 and $89,361 in 1999 to the holders of our 8% convertible redeemable preferred stock as required by the terms of such stock agreements.  Dividends on our 8% convertible redeemable preferred stock  were suspended in the fourth quarter of 2000.

PRICE RANGE OF SECURITIES

The following table sets forth the high and low bid prices for shares of our common stock for the periods indicated, as supplied by NASDAQ. These quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There has been only limited and sporadic trading in our securities.

	High	Low
March 31, 1999	3-1/32	3
June 30, 1999	3-1/16	3
September 30, 1999	1-27/32	1-13/16
December 31, 1999	3	2-1/8
March 31, 2000	4-1/2	2-29/32
June 30, 2000	3-13/16	2-1/8

As mentioned previously Nasdaq suspended trading of our stock on August 14, 2000.  The high and low price of the stock from June 30, 2000 to the suspension date was $2-1/2 and $1-1/4.

Item 6.  Management Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2000, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring our options to raise capital.  Among the options is a potential recapitalization by Sinclair Broadcast Group, Inc. (“Sinclair”).  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts that we owe to Sinclair and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  As a result of this transaction, Sinclair could own approximately 80% of our common stock. In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  As of November 8, 2001, no formal recapitalization plan has been executed. See “Subsequent Event” below for additional information concerning future liquidity.

Overview

The business of Acrodyne Communications, Inc is conducted through our sole operating subsidiary Acrodyne Industries, Inc. ("Acrodyne").  The discussion below reflects certain restatements to our previously reported results of operations for the periods presented (see Accounting Review Charges, Adjustments and Restatements in Note 11 to the consolidated financial statements).

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2000	1999
		(As Restated)
NET SALES	$6,895,829	$10,406,403
COST OF SALES	8,729,960	12,368,883
Gross loss	(1,834,131)	(1,962,480)
OPERATING EXPENSES:
Engineering, research and development	1,701,258	920,047
Selling	1,162,202	1,387,737
Administration	3,034,253	2,059,173
Amortization of intangible assets	340,749	231,496
Goodwill and non-compete write-off	4,144,284	-
Charge for non-compete liability adjustment	-	145,226
Total operating expenses	10,382,746	4,743,679
Operating loss	(12,216,877)	(6,706,159)
OTHER (EXPENSES) INCOME:
Interest expense, net	(775,020)	(202,713)
Other income	7,711	2,499
Loss before income taxes	(12,984,186)	(6,906,373)
INCOME TAXES	-	-
NET LOSS	(12,984,186)	(6,906,373)
DIVIDEND ON 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK	(52,000)	(89,361)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(13,036,186)	$(6,995,734)
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(1.84)	$(1.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,097,789	6,675,597

Net sales for the year ended December 31, 2000 were $6,895,829 as compared to $10,406,403 in 1999. This reflects a 33.7% decrease.  We believe that the broadcasters have postponed any significant transmission equipment expenditures pending a clearer plan for the emergence of Digital Television technology.  We believe that the delay in the purchase of digital transmitters is also partially due to the broadcasters desire to increase transmitted power, requiring further authorization from the FCC.

The gross margins declined from (18.9)% in 1999 to (26.6)% in 2000.  This decline resulted from lower sales volume; manufacturing inefficiencies that we incurred but were not able to recover through higher pricing; and an increase of $748,761 to the reserve for excess and obsolete inventory.  We incurred research and development charges of $1,057,000 and $5,000 in 2000 and 1999, respectively.     The increase in research and development cost during 2000 relates to our new Quantum transmitter product line.  We shipped our first Quantum transmitter during the first quarter 2001.

Selling expenses declined by $225,535 to $1,162,202 in 2000 as compared to $1,387,737 in 1999, reflecting a 16.3% decrease.  This was mainly due to the reorganization and restructuring of the sales force, reduction of commission expense, elimination of the use of outside consulting firms and a reduction in advertising costs.

Administration expense increased by $975,080 to $3,034,253 in 2000 as compared to $2,059,173 in 1999, reflecting a 47.4% increase. This increase was primarily due to an increase of $548,000 in legal costs in connection with our delisting from Nasdaq, restatements of our financial statements for 1998 and 1999 and shareholder litigation.  In addition, we incurred $311,602 of additional bad debt expense during 2000 when compared to 1999.

During the third quarter of 2000, we determined that as a result of the combination of regulatory changes, evolving technology, changes dictated by the market place, changes to key management and continued negative profit margins for our medium and low power transmitter product line, we would exit such product line.  We acquired this product line in 1994.  As a result of this decision, we reviewed all of the long-term assets of our medium and low power product line (principally goodwill, covenant not-to-compete and property and equipment) for impairment.  As a result of this review, we concluded that these assets had been permanently impaired and, as such, recorded a charge to write-off goodwill and certain other long-term assets in the amount of $4,144,284 during the third quarter of 2000, which includes $323,322 related to the non-compete intangible asset and $3,820,962 related to goodwill.

Included in 1999 operating expenses is a charge of $145,226 in connection with a revision of the estimate of our remaining liability under a non compete agreement with a former shareholder.

Interest expense in 2000 increased due to an increase in the weighted-average outstanding borrowings under our credit facilities and an increase in market interest rates.

No federal or state income tax benefits associated with the 2000 or 1999 losses have been recorded due to our belief that such benefits will, more than likely, not be realized.

Operations and Business Risk

Due to the nature of our business, we are subject to various risks including, but not limited to, technological and market acceptance of our product, capital availability, dependence on management and other risks. We have been in the process of developing products and applications using digital transmission technology.  Related to this process, we entered into a license agreement with Sinclair in March 2000 (see Note 9).  We shipped the first of our digital transmitters in March 2001.  To date, most of the orders for our digital product are from Sinclair.

Since the acquisition of Acrodyne Industries in 1994, we have incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, we have generated operating cash flow deficits of $2,306,348 and $2,905,477 in 2000 and 1999, respectively.  Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $3,805,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, our Credit Facility with Sinclair (see Note 6) and customer advances. As of December 31, 2000, Sinclair owned 34.6% of our common stock and has warrants to purchase 8,644,225 additional shares (see Notes 7 and 9), which represented 60.4% of our common stock on a fully diluted basis.

Sinclair had provided a guarantee of our $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the bank (see Note 6).  In March 2000, Sinclair agreed to provide additional funds to us of up to $2,000,000 under  terms of a subordinated debenture (see Note 9).  From January 1, 2001 through April 13, 2001, Sinclair provided additional funds to us in the amount of $1,341,247.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring options available to it to raise capital.  Among the options is a potential recapitalization by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by us and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  As a result of this transaction, Sinclair could own approximately 80% of our common stock. In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  As of November 8, 2001, no formal recapitalization plan has been executed.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our activities primarily from customer advances, internally generated funds, sale of equity securities and use of our credit facilities.  At December 31, 2000, we had a working capital deficit of $10,112,936 compared to a working capital deficit of $1,976,388 at December 31, 1999.  The decrease in working capital primarily resulted from additional borrowings of $1,545,349 under our credit facility and subordinated debenture which are owed to Sinclair, an increase in customer deposits of $1,489,468, $3,417,245 of which is related to deposits for orders from Sinclair,  a decrease in cash of $577,991, a decrease in inventory of $912,662, an increase in deferred revenue of $1,471,173 and an increase in accrued expenses and other current liabilities of $1,798,939.

In September 1999, we established a new $2,500,000 credit facility (the "Credit Facility") arrangement with a bank for working capital purposes to replace our then existing bank credit facilities.  The credit facility bears interest at LIBOR rate plus 200 basis points.  The new facility is available on a standard formula basis involving qualified accounts receivable and inventory and contains certain covenants having to do with the maintenance of a minimum tangible net worth.  As of December 31, 1999, we were not in compliance with terms of the credit facility.  The bank provided a waiver for the 1999 event of default.  The credit facility was collateralized by all of our personal property and expired on October 31, 2000.  In connection with obtaining this facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of our obligations under the facility.  We agreed to issue Sinclair $200,000 of our common stock (83,000 shares) as compensation for the guarantee.  In October 2000, Sinclair purchased the $2,500,000 line of credit from the bank and filed related UCC liens against our personal property, which eliminated the Sinclair guarantee.  The $200,000 obligation for the guarantee was capitalized as "Other Assets," and is being amortized as interest expense over the guarantee period of one year.  Interest expense of $50,000 and $150,000 was recorded in the last quarter of 1999 and during the year ended December 31, 2000, respectively,  related to amortization of the cost of the guarantee.

Material Commitments for Capital Expenditures

We do not have any material commitments for capital expenditures other than our commitment under the sublease agreement with Sinclair.  This sublease agreement relates to our new manufacturing and support facility located in Phoenixville, Pennsyvania.  This agreement requires annual payments of rent starting at $403,720, escalating by 3% per year for the first five years.  For years six through fifteen the aggregate payment is $5,759,784 (see Note 10 to the consolidated financial statements).  We occupied the facility during the fourth quarter of 2000 which was recorded as a capital lease.

Future Liquidity

At December 31, 2000, we had a working capital deficit and accumulated deficit of $10,112,936  and $32,082,960, respectively.  We have incurred operating cash flow deficits and experienced net losses of $12,984,186 in 2000 and $6,906,373 in 1999. These losses and cash flow deficits have continued through March 2001.  We have funded our cash requirements in 1999, 2000 and year-to-date 2001 with proceeds from a $4,000,000 credit facility obtained from Sinclair in May 2001 (see discussion below), a $2,500,000 credit facility, a $2,000,000 subordinated debenture issued to Sinclair in March 2000 and customer advances.  We expect to require additional capital to fund continued operating losses and our expansion into the digital television market.  Our ability to continue as a going concern is dependent upon the generation of sufficient revenues to support our operations, satisfactory resolution of litigation (see discussion below) and continued support from Sinclair.  There can be no assurance that we will be able to obtain the necessary capital to fund operating needs and finance the planned investment needs or to generate sufficient revenue to achieve and sustain positive cash flow.

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2000, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring our options to raise capital.  Among the options is a potential recapitalization by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts that we owe to Sinclair and Sinclair would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit. As a result of this transaction, Sinclair could own approximately 80% of our common stock. In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  As of June 30, 2001, no formal recapitalization plan has been executed. See “Subsequent Event” below for additional information concerning future liquidity.

SIGNIFICANT AND RECENT EVENTS

On January 27, 1999, Sinclair invested $4,300,000 in return for 1,431,333 shares of our common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share.  Sinclair acquired an additional 800,000 shares of common stock previously held by outside investors and was issued 112,000 shares on December 20, 1999 in accordance with our Guaranty and Lease Compensation Agreement.  As of December 31, 2000, Sinclair held an aggregate of 2,418,333 shares of our common stock, representing approximately 34.6% of issued common stock, assuming no warrants are exercised.

On September 4, 1998, we sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") in a private placement to Scorpion-Acrodyne Investors L.L.C. ("S-A") and the Newlight Associates funds for net proceeds of $972,668.  The Series A Preferred Stock was redeemable by us at any time and carried an 8% dividend rate.  The Series A Preferred Stock was convertible at the option of the holder into our Common Stock at a conversion price of $3.0625 per share.  In connection with the investment, the investors received 500,000 warrants of common stock with an exercise price of $3.00 per warrant and are exercisable through November 7, 2002.  In addition, S-A partners received 25,000 similar warrants for arranging the equity financing.  On January 27, 1999 we redeemed this Series A Preferred Stock for $998,531 with the proceeds from the sale of stock and warrants to Sinclair.

In February 2000, we terminated 18 of our employees in an effort to control costs in anticipation of lower than forecasted sales volume in the near term and to maintain our working capital.

During March 2000, we entered into a 10-year license agreement (the “License Agreement") with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, we will pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, we shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by us attributable to the License Agreement.  At end of the tenth year, we have the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, we entered into a subordinated debenture agreement (the "Debenture") with Sinclair.  Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%.  The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair.  Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our common stock at $3.45 per share.  As of March 31, 2001, we have drawn $2,000,000 against this Debenture to fund operating needs.

In July 2000, we announced that the corporate headquarters would be relocating to Cockeysville, MD, and that manufacturing and support would move to Phoenixville, PA.  This move was completed in the fourth quarter of 2000.

During August 2000 we announced that it is necessary to defer filing our Form 10-QSB for the quarter ended June 30, 2000.  We also announced that prior years' audited consolidated financial statements would have to be amended and restated along with the previously filed first quarter consolidated financial statements for the period ended March 31, 2000.

In September 2000 we announced that we would voluntarily delist after delisting proceedings were announced by the Nasdaq for not filing timely financial information.  The shares may trade on the OTC Bulletin Board, but not before we file our Form 10-QSB for the periods ended September 30, 2000, June 30, 2000, March 31, 2000 (restated) and Form 10-KSB for the year ended December 31, 2000 and the restated Form 10-KSB for the years ended December 31, 1999 and 1998.

In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division).  These four lawsuits were consolidated into a single lawsuit.  A description of this lawsuit and its settlement is contained in Part I, Item 3.  Legal Proceedings.

We paid $42,084 in preferred dividends for the nine months ended September 30, 2000. Currently dividend payments have been suspended on the preferred stock outstanding.

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

Forward-Looking Statements

Certain information contained in this report including, without limitation, information appearing under Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Securities Act of 1933 and the Exchange Act of 1934 (also known as the Private Securities Litigation Reform Act of 1995).  Words and expressions that do not relate to historical information are "forward looking statements”.  Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:

•              Our high level of indebtedness and ability to refinance our substantial debt and contractual obligations,

•              Our ability to make interest and principal payments on debt and other contractual obligations,

•              Our ability to improve operating performance,

•              The outcomes of pending lawsuits involving financial reporting and other matters,

•              Our ability to manufacture and sell the new Quantum Transmission product line in a timely manner,

•              Regulatory changes governing transmission platforms,

•              General economic and marketplace conditions,

•              Interest rate fluctuations and access to capital, and

•              Our ability to develop, implement and maintain reliable and adequate internal accounting systems and controls.

NEW ACCOUNTING PRONOUNCEMENTS

We have adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting on Comprehensive Income." SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital on the balance sheet. During the years ended December 31, 2000 and 1999, we did not experience any comprehensive gains or losses, which would require disclosure.

We have also adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information.” We operate in one segment under the description provided in this pronouncement.

The Financial Accounting Standards Board (the “FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, which we were required to adopt on January 1, 2001.  We are not involved in any activity that requires accounting or disclosure under this pronouncement.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.”  SAB No. 101 summarizes certain of the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.  Guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements.  Adoption of SAB No. 101 is required for no later than the fourth quarter of fiscal years beginning after December 15, 1999. We adopted SAB No. 101 in the fourth quarter 2000 (see additional discussion in Note 2 to the consolidated financial statements).

The FASB’s Emerging Issues Task Force released Issue 00-10 “Accounting for Shipping and Handling Revenues and Costs”, which requires amounts charged to customers for shipping and handling to be classified as revenue.  Issue 00-10 is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999. We adopted Issue 00-10 in 2000 (see additional discussion in Note 2 to the consolidated financial statements).

Item 7.  Financial Statements

The consolidated financial statements required in response to this Item are listed under Item I of Part IV of this report.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 24, 1999, our Board of Directors unanimously resolved to appoint Arthur Andersen LLP as our independent accountant for the fiscal year ended December 31, 1999, and to discontinue the services of PricewaterhouseCoopers LLP, which had served as our independent accountant since May 1991.  In connection with its audits for the past two fiscal years ended December 31, 1998 and 1997, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.  In the past two fiscal years, PricewaterhouseCoopers' reports did not contain an adverse opinion, or disclaim an opinion and was not modified as to uncertainty, audit scope, or accounting principles.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Our directors, officers and significant employees as of December 31, 2000 were:

Name	Age	Position with Company	Served as Director/Officer Since
Nat S. Ostroff	60	Chairman of the Board of Directors	January 1999
A. Robert Mancuso	62	President and CEO	May 1991
Martin J. Herman	61	Director	May 1991
David S. Smith	50	Director	January 1999
David B. Amy	48	Director and Secretary	January 1999
Richard P. Flam	57	Director	January 1999
Michael E. Anderson	45	Director	March 1999
William H. Barclay	59	Vice President Manufacturing	June 1999
Adel Rizk	47	Senior Vice President/CFO	November 2000

NAT S. OSTROFF has served as Chairman of the Board of Directors since he was elected at the special meeting of the stockholders on January 27, 1999. Mr. Ostroff is Vice President for New Technology since joining Sinclair in January of 1996. Prior to joining Sinclair, he was the President and CEO of Comark Communications, Inc., a manufacturer of UHF transmission equipment. Mr. Ostroff founded Acrodyne Industries, Inc. in 1968 and served as its first President and CEO. He is the Chairman of ALTV Engineering Advisory Committee. As of July 1, 2000, Mr. Ostroff was named CEO and Interim President of Acrodyne Communications, Inc.

A. ROBERT MANCUSO has been President and Chief Executive Officer since May 1991. Mr. Mancuso had also served as the Chairman of the Board of Directors from October 1994 through January 1999. Mr. Mancuso has also served as President and Chief Executive Officer of Acrodyne Industries, Inc. a wholly-owned subsidiary, since we acquired it in October 1994. From July 1991 to October 1994, he was also president of R.M. Hudson Co., Inc., financial consultants for mergers and acquisitions.  From January 1987 to June 1991, he served as vice president of Reichhold Chemicals, a specialty chemical company. From January 1987 to June 1991, he also served as president of RBH Dispersions, another specialty chemical company.  From July 1986 to December 1989, he was senior vice president of Polychrome Corporation, a manufacturer of film and printing plates for the ink industry.  Prior to 1986, Mr. Mancuso was employed by Union Carbide Corporation for 26 years.  Mr. Mancuso submitted his resignation of his position as President and CEO of Acrodyne Communications, Inc. effective July 1, 2000.  Mr. Mancuso continues to serve as a member of the Board of Directors.

MARTIN J. HERMANN has served as Secretary and General Counsel from May 1991 through January 27, 1999. Mr. Hermann serves as Director, a position he has held since May 1991. Mr. Hermann has been engaged in the private practice of law since 1963.

DAVID D. SMITH has served as Director since he was elected at the special meeting of stockholders held on January 27, 1999. Mr. Smith has served as President, Chief Executive Officer and Chairman of the Board of Sinclair since September 1990. From 1984 to 1990, he served as General Manager of WPTT in Pittsburgh, Pennsylvania. In 1980, Mr. Smith founded Comark Television, Inc. From 1978 to 1986, Mr. Smith co-founded and served as an officer and director of Comark Communications, Inc.

DAVID B. AMY has served as Director since he was elected at the special meeting of stockholders held on January 27, 1999. Mr. Amy has served as Executive Vice President and Chief Financial Officer of Sinclair since October 1994. In addition, he serves as Secretary of Sinclair Communications, Inc., a Sinclair subsidiary, which owns and operates Sinclair's broadcasting operations.  From 1986 until October 1994, Mr. Amy served as Sinclair's Corporate Controller. Mr. Amy originally joined Sinclair in 1986, as a business manager for WPTT in Pittsburgh, Pennsylvania.

RICHARD P. FLAM has served as Director since he was elected at the special meeting of stockholders held on January 27, 1999. Mr. Flam is a Consultant on RF, microwave and antenna technology to companies in the electronics manufacturing sector. From 1980 to 1996 he was President and CEO of Flam & Russell, Inc., a producer of sophisticated RF Equipment and Systems for military applications and a leader in test systems for Stealth Technology.  Previously, he held management and engineering positions with Hazeltine Corporation and American Electronic Laboratories, Inc. Mr. Flam is a Fellow of the Institute of Electrical and Electronic Engineers and holds B.S. and M.S. degrees in Physics from Rensselaer Polytechnic Institute and Rutgers University, respectively.

MICHAEL E. ANDERSON has served as Director since March 22, 1999.  Mr. Anderson is Senior Managing Director in the Media and Entertainment Group at Bear, Stearns & Co. Inc. Prior to joining Bear, Stearns & Co. Inc. in July 2001, Mr. Anderson was a Managing Director in the Media Group at Merrill Lynch with a primary focus on the broadcasting and cable industries. Prior to joining Merrill Lynch in June 1999, Mr. Anderson was a member of the Media/Telecom Group at Salomon Smith Barney having joined the firm in June 1992. Mr. Anderson was formerly a Senior Vice President at Kidder, Peabody & Co. Incorporated, having served from 1983 to 1992 in various capacities, including assignments in the Media and Communications Advisory group, as well as two years in their London office. From 1977 to 1981, Mr. Anderson served as an officer in the U.S. Navy. He received his M.B.A. from Columbia University and a B.S. from Cornell University.

Directors will serve in such capacity until the next annual meeting of stockholders or until their successors have been duly elected and qualified.  Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board or pursuant to an employment agreement.

Compliance With Section 16(a) of The Exchange Acts

Section 16(a) of the Securities Exchange Act of 1934 requires the officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Security Dealers.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all such reports they file.

Based solely on a review of the copies of such reports furnished to us, or written representations that no Form 5 was required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the years ended December 31, 2000 and 1999.

Item 10.  Executive Compensation

The following table summarizes the compensation earned by our executive officers for services provided during fiscal years 2000 and 1999.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Other Compensation	Securities Underlying Options (#)
A. Robert Mancuso President and CEO	2000 1999	$ $	127,885 175,000	$900/month auto allowance	None 175,000

Nat S. Ostroff Chairman of the Board	2000 1999	$ $	109,615 150,000		None 300,000

Ronald R. Lanchoney CFO	2000 1999	$ $	48,000 90,000		None None

William H. Barclay Vice President Manufacturing	2000 1999	$ $	125,000 125,000		None 55,000

Adel Rizk Senior Vice President/CFO	2000 1999		$9,808 -0-	$500/month auto allowance	75,000 -0-

Mr. Lanchoney was hired as Chief Financial Officer on March 2, 1998. During the one month period prior to that date, Mr. Lanchoney served as consulting CFO, providing financial consulting services to us on a part-time basis. On March 17, 2000, Mr. Lanchoney resigned his position as CFO. On November 28, 2000, Mr. Adel Rizk was hired as Senior Vice President and Chief Financial Officer.

On January 27, 1999, Mr. Ostroff was elected as Chairman of the Board of Directors and Chairman of the Management Committee and was granted compensation in the amount of $150,000 annually. In September 2000, Mr. Ostroff’s salary was reduced to $1.00 annually.

Options/Stock Appreciation Right (“SAR”) Grants in Last Fiscal Year

We have three stock option plans approved by the Board of Directors and the Company's stockholders: the 1993 Stock Option Plan, the 1997 Stock Option Plan and the newly adopted 1999 Long-Term Incentive Plan.

The purpose of the Stock Plans is to advance our interests by encouraging and enabling the acquisition of a larger personal propriety interest in us by employees and directors of, and consultants to, us upon whose judgments and keen interest we are largely dependent for the successful conduct of our operations and by providing such employees, directors and consultants with incentives to put forth maximum efforts for the success of our business. It is also expected that such incentives will enable us to attract desirable personnel.

1993 STOCK OPTION PLAN.  Under this plan, options for 250,000 shares of Common Stock were granted to executive employees in 1993 and 1994, all of which are exercisable.

1997 STOCK OPTION PLAN. Under this plan, options for 650,000 shares of Common Stock were granted. The exercise price on 450,000 shares was $4.50 per share. On October 16, 1998, the Board of Directors repriced the exercise price of these options to $3.00 per share. In January 1999, Mr. Mancuso received 175,000 stock options from this plan, at an exercise price of $3.88, as part of his 1999 Employment Agreement. In December of 1998, we granted 25,000 stock options from this plan at an exercise price of $3.50, to a consultant, Mesa Capital, for services. Such options were valued at $65,000 at the time of issuance and were recorded as an expense in 1998.

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

1999 LONG-TERM INCENTIVE PLAN  In March 1999, we adopted the 1999 Long-Term Incentive Plan under which awards may be granted in the form of stock, restricted stock, stock options, SAR’s or cash. Under the 1999 Plan, we may make stock-based awards of up to an aggregate of 2,000,000 shares of Common Stock. On August 23, 1999 the Board granted options for 370,000 common shares to employees and Board members. The options have an exercise price of $2.34 per share.

On May 1, 2000, the Board granted 551,300 options to employees and Board members. The options have an exercise price of $2.25 or $3.00 per share and expiration dates of July 1, 2005 or July 1, 2007.

OPTION/SAR GRANTS IN LAST FISCAL YEAR 2000

(Individual Grants)

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees In 2000	Exercise Price per Share	Expiration Date
David Amy	5,000.80%		$2.25	July 1, 2005
Adel Rizk	75,000	11.98%	$2.00 or less	November 30, 2007

Total grants in fiscal 2000	626,300	100%

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

In November 2000, Mr. Rizk received 75,000 stock options from the 1999 Long-Term Incentive Plan at an exercise price based on the lower of $2.00 or the price established upon our recapitalization. As of August 8, 2001 (three months subsequent to his resignation), Mr. Rizk forfeited his right to exercise his options.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND YEAR-END OPTION VALUES

Name	Number of Held Options	Shares Aquired on Exercise	Number of Securities Underlying Unexercised Options at Year End Exercisable (E)/ Unexercisable (U)		Value of Unexercised In-the-Money Options at Year End Exercisable (E)/ Unexercisable (U)
A. Robert Mancuso	237,500	-0-	E	237,500	E	$0
			U	None	U	$0
Nat Ostroff	300,000	-0-	E	300,000	E	$0
			U	None	U	$0
Adel Rizk	75,000	-0-	E	75,000	E	$0
			U	None	U	$0
William H. Barclay	55,000	-0-	E	55,000	E	$0
			U	None	U	$0
Directors	40,000	-0-	E	40,000	E	$0
			U	None	U	$0

The schedule above is as of year-end 2000. As previously discussed in Item 5, our stock was delisted effective September 21, 2000. Accordingly, the unexercised options have no current value.

EMPLOYMENT AGREEMENTS

Mancuso Employment Agreement

As a condition to the Sinclair investment, we entered into an employment agreement with Mr. Mancuso (the "Employment Agreement"). The Employment Agreement has an initial three year term, and commences on January 4, 1999 and automatically renews for successive two year terms. Mr. Mancuso is entitled to a minimum base salary of $175,000 per year and an annual bonus, not to exceed his base salary, equal to 5% of Acrodyne's earnings before interest and taxes for each fiscal year, excluding costs for research and development, as determined from Acrodyne's audited consolidated statement of operations. In addition, Mr. Mancuso was granted options to purchase up to 175,000 shares of Common Stock under the 1997 stock option plan. Mr. Mancuso also has an automobile allowance of $900.00 per month. Mr. Mancuso's employment agreement includes a non-competition obligation that extends for two years following the expiration of the agreement or the earlier termination of his employment. Mr. Mancuso is entitled, upon his termination without cause, to a severance payment in an amount equal to his base salary for the then-remaining term of his employment agreement plus one additional year of base salary. As mentioned previously, Mr. Mancuso resigned effective July 1, 2000. Mr. Mancuso’s employment agreement was modified on February 24, 2001, where he waived all rights to severance payments he is entitled to as of October 1, 2000, except for healthcare benefits.

Barclay Employment Agreement

We entered into an employment agreement with Mr. Barclay (the "Employment Agreement"). The Employment Agreement has an initial two year term commencing on June 1, 1999. The agreement may be renewed and or renegotiated for an additional two (2) year term or longer subject to the mutual approval of employee and our management. Mr. Barclay is entitled to an annual base salary of $125,000 during the term. The base salary may be increased from time to time at our discretion.

On June 1, 2001, we entered into an employment agreement with Mr. Barclay for an unspecified term (the “New Employment Agreement”).  Under the terms of the New Employment Agreement, Mr. Barclay was granted compensation in the amount of $132,000 annually and is eligible to earn a bonus during 2001 in an amount not to exceed $18,000 contingent upon performance objectives.  In addition, Mr. Barclay is entitled to receive a car allowance of $4,800 per year. The base salary may be increased from time to time at the discretion of the board of directors.

Rizk Employment Agreement

We entered into an employment agreement commencing November 28, 2000 with Mr. Rizk. Mr. Rizk was entitled to a salary of $150,000 per year, car allowance of $6,000 per year, eligible for a bonus of up to $45,000 contingent upon performance objectives, and received stock options for 75,000 shares. On May 8, 2001, the position of Senior Vice President/CFO was eliminated. Mr. Rizk receives a monthly severance payment of  $13,000 commencing in June 2001 and terminating in November 2001.

CONSULTING AGREEMENT

On January 1, 2001, we entered into a consulting agreement with Mr. Flam whereby Mr. Flam is compensated $10,000 per quarter.  On October 26, 2001, we notified Mr. Flam that the consulting agreement would expire on December 31, 2001.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of Common Stock, as of August 31, 2001 and 8% Preferred Stock, as of the same date, by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock or 8% Preferred Stock, (ii) each director, (iii) each director nominee, (iv) the executive officers and (v) all directors and officers as a group:

(1) Title of Class	(2) Name & Address (a)of Beneficial Owner	(3) Amount & Nature of Beneficial Ownership		(4) Percent of Voting Stock
Common Stock	Sinclair	4,974,291 shares (b	)	52.16%
Common Stock	A. Robert Mancuso	292,500 shares (c	)	4.05%
Common Stock	Martin J. Herman	68,000 shares (d	)	0.97%
Common Stock	Scorpion/Newlight Associates	500,000 shares (e	)	6.68%
Common Stock	Scorpion/Acrodyne Inv. LLC	965,000 shares (f	)	12.86%
Common Stock	Adel Rizk	75,000 shares (g	)	1.06%
Common Stock	Nat Ostroff	300,000 shares (h	)	4.12%
Common Stock	William H Barclay	55,000 shares (i	)	0.78%
	All officers and directors as a group (7 persons)	805,500 shares (j	)	10.48%

(a)           The address of Sinclair Broadcast Group, Inc. is 10706 Beaver Dam Road, Cockeysville, Maryland 21030 The address of Mr. Ostroff and Mr. Barclay is c/o Acrodyne, 200 Schell Lane, P.O. Box 808, Phoenixville, Pennsylvania 19460. The address of Mr. Hermann is 725 Glen Cove Avenue, Glen Head, New York 11545. The address of Furst Associates, Eagle Partners and FM Partners is Suite 105, 621 E. Germantown Pike, Plymouth Meeting, Pennsylvania 19401. The address of Dynamic Value Partners is 1959 Fourth Street, South Naples, Florida 34102.

(b)           Includes 1,431,333 shares of Common Stock issued to Sinclair under the subscription agreement; includes 800,000 shares of Common Stock which Sinclair purchased from the Scorpion Investors and 2,000,000 shares of Common Stock issuable upon the exercise of warrants exercisable immediately after the closing of the Sinclair Investment on January 27, 1999. Also includes 112,00 shares issued in accordance with the Guaranty and Lease Compensation Agreement effective December 20, 1999, 75,000 shares issued upon exercise of 75,000 warrants from the Investor Warrant Agreement, 579,710 warrants immediately exercisable after the execution of the Debenture Agreement, and 51,248 warrants immediately exercisable and issued from the Anti-Dilution Warrant Agreement.

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

(f)            Includes 525,000 shares of Common Stock issued upon the exercise of warrants granted under a Stock Purchase Plan.

(g)   Includes 75,000 shares of Common Stock issuable upon the exercise of options granted under the 1999 Long Term Incentive Plan.

(h)   Includes 300,000 shares of Common Stock issuable upon the exercise of options granted under the 1999 Long Term Incentive Plan.

(i)    Includes 55,000 shares of Common Stock issuable upon the exercise of options granted under the 1999 Long Term Incentive Plan.

(j)    Reflects beneficial ownership of all directors and officers and includes 707,500 shares of Common Stock issuable upon the exercise of options.  None of the officers or directors of Acrodyne beneficially owns any shares of Preferred Stock.

Item 12

Sinclair Ownership and Beneficial Ownership Table

(beneficial ownership/ may be exercised within 60 days)

	No. of shares	Type	Method	Percentage
Ownership	1,431,333	Common Stock	Subscription Agreement
Ownership	800,000	Common Stock	Previously held by Scorpion Newlight Investors LLC
Ownership	112,000	Common Stock	Lease and Loan Guarantee Agreement
Ownership	75,000	Common Stock	Exercised warrants from Investor Warrant Agreement
Total Actual Ownership	2,418,333	Common Stock	Total Shares Outstanding 6,981,161	34.64%
Beneficial Ownership	1,925,000	Warrants	Investor Warrants (2,000,000 total (2,000,000 exercisable less 75,000 previously exercised)
Beneficial Ownership	579,710	Warrants	Debenture Agreement
Beneficial Ownership	51,248	Warrants	Anti-Dilution Warrant Agreement
Actual plus Beneficial Ownership	4,974,291			51.16%

Any future transactions between us and any of our affiliates will be on terms no less favorable to us than those which are generally available from unaffiliated third parties and must be ratified by a majority of independent members of the Board of Directors who do not have an interest in such transactions.

On January 27, 1999 Sinclair acquired a significant equity interest in Acrodyne. Pursuant to the subscription agreement, Sinclair made a cash infusion of $4.3 million in Acrodyne in receipt of 1,431,333 shares of Acrodyne's Common Stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon Acrodyne's achievement of increased product sales or sales of products with new technology.  Sinclair has also acquired an additional 800,000 shares of Common Stock previously held by the Scorpion/Newlight investment group, 112,000 shares related to the Guaranty and Lease Compensation Agreement discussed below and 75,000 shares related to the exercise of 75,000 warrants from the Investor Warrant Agreement. Sinclair now holds an aggregate of 2,418,333 shares of Acrodyne, representing approximately 34.64% of issued Common Stock, assuming no warrants are exercised. If Sinclair were to exercise all warrants received pursuant to the Subscription Agreement, Sinclair would own 11,062,558 shares of Common Stock, representing 71.31% of all outstanding voting stock on a fully diluted basis.

As part of the transactions dated January 27, 1999, between Sinclair and Acrodyne, three Sinclair employees, Nathanial Ostroff, David Smith and David Amy, were elected to serve on Acrodyne’s board of directors. Nathanial Ostroff has served as Sinclair’s Vice President for New Technology since joining Sinclair in January of 1996. David Smith has served as President, Chief Executive Officer and Chairman of the Board of Sinclair since September 1990. Mr. Amy now serves as Executive Vice President and Chief Financial Officer of Sinclair Broadcast Group. In addition, he serves as Secretary of Sinclair Communications, Inc., a Sinclair subsidiary, which owns and operates Sinclair’s broadcast operations.

We established a $2,500,000 credit facility with a bank for working capital purposes, described in Item 6, “Liquidity and Capital Resources.” The bank required that Sinclair guarantee our obligations. Interest is payable on a formula basis and is in the form of our Common Stock. We have compensated Sinclair with $200,000 payable in the form of our Common Stock for this guarantee.

During  November  1999,  we entered  into a sub-lease  agreement  with Sinclair for our new manufacturing facility. Under the terms of this agreement, we have  compensated  Sinclair on the lease  execution  date,  $70,000 payable  in the  form of our Common  Stock  and  also on each  lease anniversary date $70,000 payable in the form of our Common Stock.

During March 2000, we entered into a license  agreement with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital  transmitters lines. Under the terms of this agreement, we will pay to Sinclair an annual  royalty of $300,000 for 5 years.  Following  the fifth year of the License agreement, we shall pay to Sinclair an annual royalty equal to 1.0% of revenues  realized by us  attributable  to the License Agreement.

During March 2000, we entered into a subordinated  debenture  agreement with Sinclair.  Under the terms of the  Debenture,  we may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the  principal  owed to Sinclair into our Common Stock at $3.45 per share.  Sinclair may immediately convert the current principal into 579,710 shares of our Common Stock.

On April 27, 2001, we entered into a $4,000,000 line of credit facility with Sinclair.  The line of credit facility requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.

In addition, we are currently exploring options available to us to raise capital.  Among the options is a potential recapitalization of our company by Sinclair.  Under the terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for foregiveness of certain amounts owed to Sinclair by us and SBG would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  As a result of this transaction, Sinclair could own approximately 80% of  our company.  As of November 8, 2001, no formal recapitalization plan has been executed.

Impact on Voting Rights of Shareholders

Pursuant to the transaction agreements, Sinclair has the right to nominate three out of seven members of Acrodyne’s Board of Directors, Mr. Mancuso has the right to nominate two of seven members of Acrodyne’s Board of Directors, and the remaining two members of Acrodyne’s Board of Directors must be independent from and nominated by both Mr. Mancuso and Sinclair. Mr. Mancuso and Sinclair have agreed to vote their shares in favor of these nominees. This may prevent shareholders from electing any members of Acrodyne’s Board of Directors which are not nominated by Sinclair and Mr. Mancuso.

Removal of Directors

Pursuant to the transaction agreements, Mr. Mancuso and Sinclair are limited in their ability to vote their shares for the removal of any member of Acrodyne’s Board of Directors. In addition, upon the request of either Mr. Mancuso or Sinclair to remove a director previously designated for nomination solely designated by Mr. Mancuso or Sinclair, as the case may be.  This may prevent shareholders from removing any members of Acrodyne’s Board of Directors which are not requested for removal by Sinclair and Mr. Mancuso.

Change of Control

Currently, Sinclair has significant control over Acrodyne, since it owns 34.64% of the outstanding voting shares with an option to immediately exercise warrants to purchase 1,976,248 shares of Common Stock, and an option to immediately convert a debenture into 579,710 shares of Common Stock thereby increasing its ownership to 51.16% of the outstanding voting shares.  Sinclair could, through the exercise of all warrants in accordance with their respective terms, increase its ownership to 71.31% of the outstanding shares.  Considering Sinclair’s substantial control over Acrodyne’s Board of Directors and its holding of a significant number of voting shares, it will be very unlikely or impossible for any third party to acquire control over Acrodyne without Sinclair’s prior approval.

Item 13. Exhibits and Reports on Form 8-K

(a)

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

10.17***          Form of Subscription Agreement, dated March 29, 1996 between Acrodyne Communications, Inc. and (i) Furst Associates and (ii) Eagle Partners

10.18***          Form of Subscription Agreement, dated May 7, 1996 between Acrodyne Communications, Inc. and (i) FM Partners and (ii) Dynamic Value Partners

10.19****        Form of Subscription Agreement, dated Nov. 7, 1997 between Acrodyne Communications, Inc. and Newlight Associates L.P., Newlight Associates (B.V.I.), Scorpion-Acrodyne Investors LLC and S-A partners

10.20***          Form of PNC Bank Loan Agreement

10.21*****     Form of Guaranty and Lease Compensation Agreement

10.22*****     Form of Barclay Employment Agreement

10.23*****     Form of Debenture Agreement with Sinclair

10.24                 Form of Rizk Employment Agreement

10.25                 License Agreement, dated March 30, 2000 between Sinclair Broadcast Group, Inc. and Acrodyne Industries, Inc.

10.26                 $2 Million Debenture, dated March 30, 2000 between Sinclair Broadcast Group, Inc. and Acrodyne Communications, Inc.

10.27                 $4 Million Promissory Note, dated April 27, 2001 between Acrodyne Communications, Inc. and Sinclair Broadcast Group, Inc.

10.28                 Agreement for Conversion of Preferred Stock, dated July 17, 2001 by and among Acrodyne Communications, Inc., Furst Associates, Eagle Partners, FM Partners and Dynamic Value Partners

10.29                 Letter Agreement to Employment and Non-Solicitation Agreement dated March 1, 2001 between Adel Rizk and Acrodyne Communications, Inc.

21.0***            Subsidiaries of the Registrant

23.0                   Consent of Independent Accountants

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

****       Incorporate by reference to the Form 10-KSB filed by the Registrant (file number 0-24886) with the SEC for its fiscal year ended December 31, 1997.

*****    Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0-24886) with the SEC for its fiscal year ended December 31, 1998.

(b) Form 8-K filings: None

SIGNATURES

In accordance with Section  13 or 15(d) of the Exchange Act,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Acrodyne Communications Inc.
(Registrant)

By /s/Nathaniel Ostroff
Nathaniel Ostroff, Chairman of the Board of Directors, Chief Executive Officer and Interim President

Date        November 8, 2001

In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

By	/s/Martin J. Hermann
Martin J. Hermann, Director
Date	November 8, 2001

By	/s/David Smith
David Smith, Director
Date	November 8, 2001

By	/s/David Amy
David Amy, Director
Date	November 8, 2001

By	/s/Michael E. Anderson
Michael E. Anderson, Director
Date	November 8, 2001

By	/s/Richard P. Flam
Richard P. Flam, Director
Date	November 8, 2001

By	/s/A. Robert Mancuso
A. Robert Mancuso, Director
Date	November 8, 2001

Report of independent public accountants

To Acrodyne Communications, Inc :

We have audited the accompanying consolidated balance sheets of Acrodyne Communications, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended have been restated.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has net capital and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of  asset carrying amounts or the amount of and classification of  liabilities that might result  should the Company be unable to continue as a going concern.

Arthur Andersen LLP

Philadelphia, Pennsylvania

April 13, 2001

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
		(As Restated – See Note 11)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,959	$664,950
Short-term investments	---	200,000
Accounts receivable, net of allowance for doubtful accounts of $389,000 and $60,000 at December 31, 2000 and 1999, respectively	944,225	1,201,268
Inventories	2,286,887	3,199,549
Prepaid assets	58,555	348,108
Other current assets	500,524	220,000
Total current assets	3,877,150	5,833,875
PROPERTY, PLANT AND EQUIPMENT, net	4,150,926	570,182

NON-COMPETE AGREEMENT, net of accumulated amortization of $389,178 in 1999	---	360,822
LICENSE AGREEMENT, net of accumulated amortization of $225,000 in 2000	1,275,000	---
GOODWILL, net of accumulated amortization of $812,062 in 1999	---	3,899,211

TOTAL ASSETS	$9,303,076	$10,664,090

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit (Note 9)	$1,158,753	$1,613,404
Subordinated debenture with Sinclair Broadcast Group, Inc.	2,000,000	---
Accounts payable	1,737,230	1,801,883
Accrued expenses	1,420,094	272,155
Customer advances	4,723,430	3,233,962
Current portion of capital lease obligations	9,494	69,947
Deferred revenue	2,290,085	818,912
Other current liabilities	651,000	--
Total current liabilities	13,990,086	7,810,263
CAPITAL LEASE OBLIGATIONS (Note 9)	3,776,948	12,021
LICENSE FEE PAYABLE	1,200,000	---
NON-COMPETE LIABILITY	845,912	845,990
Total liabilities	19,812,946	8,668,274
COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY (DEFICIT):
Convertible, redeemable, 8% preferred stock, par value $1.00; 1,000,000 shares authorized; 6,500 shares issued and outstanding at December 31, 2000 and 1999	6,500	6,500
Common stock, par value $.01; 30,000,000 shares authorized; 6,981,161 and 6,906,161 shares issued and outstanding at December 31, 2000 and 1999, respectively	69,812	69,062
Additional paid-in capital	21,496,778	21,019,028
Accumulated deficit	(32,082,960)	(19,098,774)
Total shareholders’ equity (deficit)	(10,509,870)	1,995,816
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$9,303,076	$10,664,090

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2000	1999
		(As Restated – See Note 11)
NET SALES	$6,895,829	$10,406,403
COST OF SALES	8,729,960	12,368,883
Gross loss	(1,834,131)	(1,962,480)

OPERATING EXPENSES:
Engineering, research and development	1,701,258	920,047
Selling	1,162,202	1,387,737
Administration	3,034,253	2,059,173
Amortization of intangible assets	340,749	231,496
Goodwill and non-competewrite-off	4,144,284	---
Charge for non-compete liability adjustment	---	145,226
Total operating expenses	10,382,746	4,743,679
Operating loss	(12,216,877)	(6,706,159)

OTHER (EXPENSES) INCOME:
Interest expense, net	(775,020)	(202,713)
Other income, net	7,711	2,499
Loss before income taxes	(12,984,186)	(6,906,373)
INCOME TAXES	---	---
NET LOSS	(12,984,186)	(6,906,373)

DIVIDENDS ON 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK	(52,000)	(89,361)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(13,036,186)	$(6,995,734)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(1.84)	$(1.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,097,789	6,675,597

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (As Restated – See Note 11)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 1998	333,030	$333,030	5,331,670	$53,317	$17,720,449	$(12,192,401)	$5,914,395
Redemption of Series A preferred shares	(326,530)	(326,530)	--	--	(672,001)	--	(998,531)
Issuance of stock and warrants	--	--	1,543,333	15,433	4,059,941	--	4,075,374
Exercise of warrants	--	--	31,158	312	--	--	312
Dividends on preferred stock	--	--	--	--	(89,361)	--	(89,361)
Net loss	--	--	--	--	--	(6,906,373)	(6,906,373)

BALANCE AT DECEMBER 31, 1999	6,500	6,500	6,906,161	69,062	21,019,028	(19,098,774)	1,995,816
Lease and loan guarantee payable in stock (Note 7)	--	--	--	--	305,500	--	305,500
Exercise of warrants	--	--	75,000	750	224,250	--	225,000
Dividends on preferred stock	--	--	--	--	(52,000)	--	(52,000)
Net loss	--	--	--	--	--	(12,984,186)	(12,984,186)

BALANCE AT DECEMBER 31, 2000	6,500	$6,500	6,981,161	$69,812	$21,496,778	$(32,082,960)	$(10,509,870)

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATD STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2000	1999
		(As Restated – See Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,984,186)	$(6,906,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	654,471	371,763
Provision for lease and loan guarantee	305,500	50,000
Write-off of goodwill and non-compete agreement	4,144,284	---
Adjustment to non-compete liability	---	145,226
Provision for bad debts	341,483	29,881
Changes in assets and liabilities:
Accounts receivable	(84,440)	(173,690)
Inventories	912,662	719,490
Prepaid and other current assets	9,029	(177,150)
Accounts payable	(64,653)	(317,721)
Accrued expenses and other liabilities	1,498,861	(125,612)
Deferred revenue	1,471,173	818,912
Customer advances	1,489,468	2,659,797
Net cash used in operating activities	(2,306,348)	(2,905,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(117,799)	(205,980)
Sale (purchase) of short-term investment	200,000	(200,000)
Net cash provided by (used in) investing activities	82,201	(405,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and warrants	---	3,805,374
Redemption of Series A preferred stock	---	(998,531)
Proceeds from exercise of warrants	225,000	312
(Repayments) borrowings under line of credit	(454,651)	338,404
Borrowings under debenture	2,000,000	---
Capital lease repayments	(72,193)	(63,486)
Preferred stock dividends	(52,000)	(89,361)
Net cash provided by financing activities	1,646,156	2,992,712

Net decrease in cash and cash equivalents	(577,991)	(318,745)
Cash and cash equivalents at beginning of year	664,950	983,695
CASH AND CASH EQUIVALENTS AT END OF YEAR	$86,959	$664,950
SUPPLEMENT CASH FLOW INFORMATION:
Cash paid for interest	$168,173	$221,209
Property and equipment acquired through capital leases	$3,776,667	$20,350

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

1.     BACKGROUND:

Organization

Acrodyne Holdings, Inc. (the "Company"), a Delaware corporation, was formed in May 1991. In 1995, the Company changed its name to Acrodyne Communications, Inc.  The Company operates in one industry segment – the design, manufacture and marketing of television transmitters and translators which are sold in the United States and internationally.

On May 16, 1994, the Company entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc. ("Acrodyne Industries"), a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification.  The acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering of the Company’s common stock.

Operations and Business Risk

Due to the nature of the Company's business, it is subject to various risks including, but not limited to, technological and market acceptance of its product, capital availability, dependence on management and other risks.  The Company has been in the process of developing products and applications using digital transmission technology.  Related to this process, the Company entered into a license agreement with Sinclair Broadcast Group, Inc. (“Sinclair”) in March 2000 (see Note 9).  The Company shipped the first of its digital transmitters in March 2001.  To date, all orders of the Company’s digital product are from Sinclair.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, the Company has generated operating cash flow deficits of $2,306,348 and $2,905,477 in 2000 and 1999, respectively.  Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $3,805,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, the Company’s Credit Facility with Sinclair (see Note 6) and customer advances. As of December 31, 2000, Sinclair owned 34.6% of the Company's common stock and has warrants to purchase 8,644,225 additional shares (see Notes 7 and 9), which represented 60.4% of the Company on a fully diluted basis.

Sinclair had provided a guarantee of the Company's $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the bank (see Note 6).  In March 2000, Sinclair agreed to provide additional funds to the Company of up to $2,000,000 under  terms of a subordinated debenture (see Note 9).  From January 1, 2001 through April 13, 2001, Sinclair provided additional funds to the Company in the amount of $1,341,247.  The Company’s ability to continue as a going concern depends upon: (1) market acceptance of the Company's new digital product; (2) the Company’s ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) the Company's ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The Company is currently exploring options available to it to raise capital.  Among the options is a potential recapitalization of the Company by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by the Company in the amount of $3,500,000 and would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000.  As a result of this transaction, Sinclair would own approximately 80% of the Company. In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from the Company.  As of April 13, 2001, no formal recapitalization plan has been executed.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summarizes the significant accounting policies employed by the Company in preparation of its consolidated financial statements:

Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Acrodyne Industries. All intercompany transactions and balances are eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

Customer Advances

Deposits received from customers on orders for purchase of products are recorded as a liability.

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  SAB No. 101 summarizes the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.  Guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000.  Effective January 1, 2000, the Company changed its method of accounting for transmitter sales such that the Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment, customer pick-up or completion of the installation process if the Company is obligated to perform the installation. A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed, tested and are available for pick-up or delivery, and the customer has requested that the Company hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company recognizes revenue if it has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry, until pick-up or delivery.  Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.  The Company records revenue for services related to installation of transmitters upon completion of the installation process.  Amounts which can not recognized in accordance with the above policy are recorded as deferred revenue in the accompanying consolidated balance sheets.  The Company expects to recognize deferred revenues recorded at December 31, 2000 as revenue in 2001.

The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues for the year 2000 of approximately $540,000; however, there is no change in earnings as the cost approximated the revenue. In accordance with the bulletin, prior year consolidated financial statements have not been restated to apply SAB 101 retroactively.

Concentration of Credit Risk

The Company's customers are domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales were $1,035,037 and $2,168,242 for the years ended December 31, 2000 and 1999, respectively. One customer, Sinclair (see Note 9), represented approximately 38% of sales in 2000 and 13% in 1999 and 19% of receivables in 2000 and 4% in 1999.  No other customers represented more than 10% of sales in 2000 or 1999.  One other customer represents 53% of the receivables balance at December 31, 2000.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Research and Development

Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering, research and development in the accompanying consolidated statements of operations.  Research and development costs charged to expense during the years ended December 31, 2000 and 1999 were approximately $1,057,000 and $5,000, respectively.

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

Fair Value of Financial Instruments

The Company's consolidated financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate their recorded book values as of December 31, 2000 and 1999.  Because of the uncertainties regarding the Company described in Note 1, it was not practicable to estimate the fair value of the capital leases and debt.

Impairment of Long-Lived Assets

The Company periodically performs analyses on the recoverability of long-lived assets under the provision of Statement of Financial Accounting Standards (“SFAS”) No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Statement requires the recognition of an impairment loss for an asset held for use when the estimated future undiscounted cash flows associated with the asset is less than the asset’s carrying amount.  Measurement of the impairment loss is based on the fair value of the asset, which is determined using the present value of expected future cash flows. No impairment losses were recorded during 1999.  See Note 5 to the consolidated financial statements for discussion of impairment charges recorded in 2000.

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

The Financial Accounting Standards Board’s Emerging Issues Task Force  released Issue 00-10 “Accounting for Shipping and Handling Fees and Costs,” which requires amounts charged to customers for shipping and handling to be classified as revenue and the related costs to be classified as cost of sales.  Issue 00-10 is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999, and has been adopted by the Company in 2000.  As a result of the adoption of Issue 00-10, the Company has classified approximately $135,000 of charges to customers for shipping and handling as net sales within the accompanying consolidated statement of operations for the year ended December 31, 2000.  This policy had no effect on the Company’s consolidated financial position or results of operations for the year ended December 31, 2000.  The Company was unable to obtain the information required for 1999 due to the nature in which the required data was recorded and maintained. Accordingly, no reclassification was made to the 1999 consolidated financial statements.

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

Due to the Company's net loss in 2000 and 1999, the incremental shares issuable of 175,202 and 545,202, respectively, in connection with convertible preferred stock, stock options and warrants were anti-dilutive and, accordingly, are not considered in the calculation (see Note 7).

3.     INVENTORIES:

Inventories consist of the following:

	December 31,
	2000	1999
Raw materials	$641,342	$1,220,965
Work-in-process	139,523	764,048
Finished goods	1,506,022	1,214,536
	$2,286,887	$3,199,549

4.     PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31,
	2000	1999
Test equipment	$692,098	$674,417
Machinery and equipment	63,522	63,522
Office furniture and equipment	398,606	320,212
Automobile	19,577	11,043
Building lease /leasehold improvements	3,781,167	76,205
Purchased computer software	116,711	98,666
	5,071,681	1,244,065
Accumulated depreciation and amortization	(920,755)	(673,883)
	$4,150,926	$570,182

Depreciation and amortization expense amounted to $313,722 and $140,267 for the years ended December 31, 2000 and 1999, respectively.

The Company moved into a new facility in November 2000. This facility is subleased from Sinclair and is capitalized at $3,776,667. Amortization expense  was $41,963 in 2000.  The net book value of this building which is subject to a capital lease is $3,734,704.  The lease term is fifteen years with two renewable five-year periods (see note 10).

5.     NON-COMPETE AGREEMENT AND GOODWILL:

In connection with the acquisition of Acrodyne Industries, the Company entered into a non-compete agreement with the selling shareholder. In consideration for this agreement not to compete, the Company is obligated to make annual payments to the selling shareholder equal to $65,000 and pay for certain benefits for the remainder of his life. The Company recorded the actuarial present value of the estimated payments of $750,000 related to this agreement as an asset and established a corresponding liability at the date of acquisition. During the years ended December 31, 2000 and 1999, the Company recorded interest expense of $56,927 and $63,661, respectively, relating to this liability.

Prior to being written off, the intangible asset was being amortized on a straight-line basis over a ten-year period. Amortization expense of $37,500 and $75,000 was recorded during the years ended December 31, 2000 and 1999, respectively.

In 1999, the Company recorded a charge of $145,226 in the accompanying consolidated statement of operations to adjust the liability to its estimated actuarial net present value. The significant actuarial assumptions used to compute this liability at December 31, 1999 include a discount rate of 8% and mortality based on the 1983 Group Mortality Table.

In connection with the 1994 acquisition of Acrodyne Industries (see Note 1), the Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired.  Prior to being written off, goodwill was being amortized on a straight-line basis over 30 years. Amortization charged to expense during the years ended December 31, 2000 and 1999 amounted to $78,249 and $156,496, respectively.

During the third quarter of 2000, the Company determined that as a result of the combination of regulatory changes, evolving technology, changes dictated by the market place, changes to key management and continued negative profit margins for its medium and low power transmitter product line, it would exit such product line.  This product line was acquired by the Company in 1994 (see Note 1).  As a result of this decision, the Company reviewed all of the long-term assets of its medium and low power  product line (principally goodwill, covenant not-to-compete and property and equipment) for impairment.  As a result of this review, management concluded that these assets had been permanently impaired and, as such, recorded a charge to write-off all goodwill and certain other long-term assets in the amount of $4,144,284 during the third quarter of 2000, which includes $323,322 related to the non-compete intangible asset and $3,820,962 related to goodwill.

6.     DEBT:

The line of credit, subordinated debenture and capital lease obligations (test equipment and property) consist of the following:

	December 31,
	2000	1999
Line of credit (Note 9)	$1,158,753	$1,613,404
Subordinated debenture with Sinclair Broadcast Group, Inc.	2,000,000	---
Capital lease obligations (Note 10)	3,786,442	81,968
	6,945,195	1,695,372
Current portion	(3,168,247)	(1,683,351)
	$3,776,948	$12,021

The line of credit and the subordinated debenture  are due in 2001.

In September 1999, the Company entered into a new credit facility (the "Credit Facility") with PNC Bank, N.A. that provided for a $2,500,000 line of credit. The Credit Facility bears interest at LIBOR plus 200 basis points (8.56% at December 31, 2000 and 7.9% at December 31, 1999) and replaced a prior $2,000,000 line of credit facility maintained with another bank. The Credit Facility was collateralized by all personal property of the Company and was guaranteed by Sinclair. The Credit Facility, which expired on July 31, 2000, was extended to October 31, 2000. In November 2000, Sinclair purchased the Credit Facility and assumed all rights of the bank (see Note 9). The weighted-average interest rate and total interest expense related to the lines of credit during 2000 were 8.3% and $111,226, respectively, and during 1999 were 6.4% and $78,610, respectively. Average borrowings related to the Credit Facility during 2000 and 1999 were $1,343,304 and $1,221,000, respectively.  The maximum amount borrowed under the Credit Facility was approximately $1,600,000 in 2000 and $1,700,000 in 1999.  The amount available under the Credit Facility at December 31, 2000 was $1,341,247.

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share.  Through April 13, 2001, the Company had borrowed $2,000,000 under the terms of this arrangement.  During 2000, the Company paid $115,815 of interest due under the Debenture.

The weighted average interest rate on long-term debt at December 31, 2000 and 1999 was 9.2% and 7.9% respectively.

In connection with the Credit Facility, the Company was obligated to maintain minimum tangible net worth, as defined, of $4,500,000. As of December 31, 1999, the Company was not in compliance with terms of the Credit Facility with respect to minimum tangible net worth. The Company had obtained a waiver for the 1999 event of default.  The Company was again out-of-compliance with terms of the credit facility as of September 30, 2000. Effective October 31, 2000, the minimum tangible net worth requirement was eliminated.

7.     SHAREHOLDERS' EQUITY:

Preferred Stock

Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders.

During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the "8% Preferred Stock") in a private placement. The 8% Preferred Stock has a liquidation preference of $100 per share plus all outstanding and unpaid dividends and is redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations are met. The 8% Preferred Stock is convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock vote on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, have the right to elect a director to the Company's Board.  During 1997, 4,000 shares of the 8% Preferred Stock were converted into common stock at a conversion price of $4.00 per share; 6,500 shares remain outstanding at the end of 2000.

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

On December 20, 1999, the Company committed to issue 112,000 shares of common stock to Sinclair with a fair market value of $270,000 in accordance with terms of the Guaranty and Lease Compensation Agreement, dated December 20, 1999 (see Note 9). These shares are included in outstanding shares.

In 2000, on the anniversary dates of the above agreements, the Company is obligated to issue shares to compensate Sinclair for its guarantees. In the fourth quarter of 2000, 589,506 shares were obligated to be issued with a fair value of $305,500. This amount is currently recorded in the Company’s Additional Paid-in Capital section of the accompanying consolidated financial statements and were considered outstanding for purposes of the basic earnings per share calculation in 2000.

Warrants and Options

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

In addition, Sinclair received 719,225 anti-dilution warrants to purchase the Company's stock at $3.00 per share (subject to adjustment based on a formula defined in the related warrant agreement).  Also, Sinclair received 6,000,000 warrants which are exercisable only upon the Company achieving increased product sales or sales of products with new technology. These warrants may be exercised at prices ranging from $3.00 to $6.00 per share. The expiration date of all warrants mentioned above is January 26, 2006. At December 31, 2000, Sinclair had 8,644,225 warrants to purchase the Company’s common stock.

The following warrants and options (excluding employee and director stock options) were outstanding at December 31, 2000 and 1999:

2000	1999	Exercise Price	Expiration Date
200,000	200,000	$6.00	24-May-01
500,000	500,000	3.00	7-Nov-02
525,000	525,000	3.00	4-Sep-03
111,600	---	3.00	1-May-05
1,925,000	2,000,000	3.00	26-Jan-06
719,225	719,225	3.00	26-Jan-06
6,000,000	6,000,000	3.00-6.00	26-Jan-06
25,000	25,000	3.50	5-Jun-08
10,005,825	9,969,225

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

On June 9, 2000, the Company issued 439,700 options to employees and directors under the 1999 Plan.  The options had an exercise price of $2.25 to $3.00 per share and expiration dates ranging from May 1, 2005 to July 1, 2007.  The value of the Company’s common stock on the date of grant was $2.25 per share.

The Company applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its option plans. Had compensation cost for the Company stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123”Accounting for Stock-Based Compensation”, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

	December 31,
	2000	1999
Net loss applicable to common shareholders:
As reported	$(13,036,186)	$(6,995,734)
Pro forma	(12,756,768)	(7,378,117)

Net loss per common share (basic and diluted):
As reported	$(1.84)	$(1.05)
Pro forma	(1.80)	(1.11)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following parameters: 89% volatility, 6.7% risk-free rate of return, 0% dividend yield and five to seven year option life.

A summary of the awards under the Company's stock option plans during the years ended December 31, 2000 and 1999 is presented below:

	December 31, 2000		December 31, 1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year-	1,165,000	$3.03	725,000	$3.16
Granted	641,300	2.61	545,000	2.83
Exercised	--	--	--	--
Rescinded/forfeited	(662,500)	(3.34)	(105,000)	(3.00)

Outstanding at year end	1,143,800	$2.59	1,165,000	$3.03

Options exercisable at year end	517,500	$2.54	900,833	$3.00

Weighted average fair value of options granted during the year		$1.61		$2.31

8.     INCOME TAXES:

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

	December 31,
	2000	1999
Income tax benefit at statutory federal rates	$(4,544,465)	$(2,417,231)
State tax benefit, net of federal tax benefit	(499,887)	(377,041)
Goodwill amortization and write-off	1,364,723	62,598
Other permanent differences	13,039	11,600
Increase in valuation allowance	3,666,590	2,720,074
	$--	$--

The components of the net deferred income tax asset (liability) are as follows:

	December 31,
	2000	1999
Deferred tax assets:
Tax loss carryforwards (tax basis)	$9,118,430	$5,893,376
Allowance for doubtful accounts	155,596	24,000
Non-compete agreement	411,753	257,862
Inventory	812,065	672,568
Other deferred tax assets	54,792	70,840
Net deferred tax assets	10,552,636	6,918,646
Valuation allowance	(10,552,636)	(6,918,646)
	$--	$--

A full valuation allowance has been established against the Company's net deferred tax assets as management has concluded that it is more likely than not the related tax benefits will not be realized.

The Company's tax loss carryforwards, which begin to expire in 2011, totaled approximately $22,800,000 and $14,700,000 at December 31, 2000 and 1999, respectively.

9.     RELATED PARTY:

As discussed in Note 7, on January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company's common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below).  As of December 31, 2000, the Company is obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement.  As of December 31, 2000, Sinclair held an aggregate of 2,418,333 shares of the Company's common stock, representing approximately 34.6% of issued common stock assuming no warrants are exercised.

During November 1999, the Company entered into a Guaranty and Lease Compensation Agreement (the "Guaranty Agreement") with Sinclair, intended to be effective September 16, 1999. In connection with the $2,500,000 Credit Facility discussed in Note 6, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company’s obligation with respect to the Credit Facility. Under the Guaranty Agreement and as compensation to Sinclair for the guarantee, the Company committed to provide Sinclair the following: (1) $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999), and (2) on October 1, 2000 and payable each year thereafter until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock. The $200,000 due Sinclair under the terms of the guarantee was capitalized and was amortized as interest expense over the guarantee period. Of the $200,000 related to this guarantee, $150,000 and $50,000 were recorded as interest expense during 2000 and 1999, respectively.  For the year ended December 31, 2000, the Company recorded additional interest expense related to the Guarantee Agreement of $235,500. In November 2000 Sinclair purchased the credit facility discussed in Note 6 and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.

During November of 1999, the Company entered into a sublease agreement (the “Lease Agreement”) with Sinclair (see Note 10). Under the terms of the Agreement and as compensation for the Lease Agreement, the Company agreed to compensate Sinclair as follows: (1) on the lease execution date, $70,000 payable in the form of Company common stock calculated at the average closing price for the five business days preceding the lease execution date and (2) on each lease anniversary date, $70,000 payable in the form of Company common stock calculated as the average closing price for the five business days preceding the lease anniversary date.

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

During March 2000, the Company entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company's common stock at $3.45 per share.  Through April 13, 2001 the Company had borrowed $2,000,000 under the terms of this arrangement.  During 2000, the Company paid $115,815 of interest due under the Debenture.

Sales made to Sinclair during 2000 and 1999 totaled $2,591,364 and $1,383,981, respectively.  The Company sells these products to Sinclair at prices which approximate fair market value.  The following amounts are included in the consolidated balance sheets at year end in connection with trade transactions with Sinclair:

	December 31,
	2000	1999
Receivables	$183,461	$54,434
Customer advances	3,417,245	2,423,044
Deferred revenue	445,650	56,412

See Note 1 regarding the Recapitalization Plan.

10.   COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for its manufacturing facility and office space, which expire July 31, 2000 and October 31, 2001, respectively. Rental expense was $278,222 and $229,012 for the years ended December 31, 2000 and 1999, respectively.

During September 1999, the Company entered into a sublease agreement with Sinclair (see Note 9) for the lease of its headquarters and manufacturing facility, which was occupied  during November 2000. Minimum lease payments due under capital leases are as follows:

2001	$424,453
2002	416,374
2003	427,553
2004	448,103
2005	505,341
2006 and thereafter	5,759,784
7,981,608
Less – amount representing interest	4,195,166
Present value of obligation	3,786,442
Less – current portion	9,494

Noncurrent obligations under capital leases	$3,776,948

Future minimum lease payments under noncancellable operating leases are as follows:

2001	$31,013
2002	31,013
2003	31,013
2004	26,818
2005	8,001

$127,858

Legal proceedings

In September 2000, the Company was joined as a defendant along with two of its officers and directors, in a class action in the United States District Court for the District of Maryland. The lawsuit asserts that the Company issued false and misleading financial statements. The Company has reached a preliminary settlement with plaintiffs’ counsel. The preliminary settlement requires the Company to issue plaintiffs warrants to purchase 1,600,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants will expire after five years. The Company also has agreed to pay plaintiffs $750,000.  The cash portion of the settlement will be funded by its officers’ and directors’ indemnity insurance policy. A Memorandum of Understanding reflecting the material terms of the settlement was filed with the Court on March 1, 2001. On April 6, 2001, a Stipulation and Agreement of Settlement was submitted to the Court along with all required documents to effectuate the settlement.  On April 9, 2001, the Court approved the proposed settlement but reserved its right to review the settlement and/or enter a final judgment approving the settlement and dismissing the lawsuit.  If the proposed settlement is finally approved, the Company will record a charge to operations for the fair value of the warrants issued.  Depending on the terms of the final settlement, including the value of the warrants issued, the ultimate resolution of this matter may have a material impact on the Company’s consolidated financial position and results of operations.

11.   ACCOUNTING REVIEW CHARGES, ADJUSTMENTS AND RESTATEMENTS:

During the third quarter of 2000, the Company initiated a comprehensive internal review of its accounting records.  As a result of this review, certain charges and adjustments were recorded, as discussed below, in the previously filed audited consolidated financial statements for the year ended December 31, 1999 which needed to be amended.  The following is a summary of adjustments recorded for 1999:

1999
Cost of sales adjustments, net	$(2,795,322)
Revenue recognition adjustments	(2,299,511)
Accrual adjustments	(123,750)
Increase in Net Loss	$(5,218,583)

The Company's results for the year ended December 31, 1999 reflect net charges to cost of sales of $2,795,322, which related to the pricing of the year-end physical inventories.  The 1999 amount also included a $563,000 increase to the inventory obsolescence reserve.  The Company's third quarter accounting review in 2000 included a detailed review of the pricing of the physical inventories taken as of the respective year-ends.  The review necessitated a number of adjustments affecting the prior valuations of the physical inventory and cost of sales for interim periods offset by the effects of reversing revenues previously recognized.

The Company has recorded adjustments to net loss related to the timing of revenue recognition for certain sales of $2,299,511 in 1999.  These adjustments were made based on the Company’s internal review in 2000, which indicated that certain revenues should not have been recognized or were recognized in the improper period.  The adjustments have been determined through a specific review of the related supporting documents and a determination of the proper reporting period for the recognition of the revenue transaction.

The Company recorded adjustments of $123,750 pertaining to certain accruals and expense items, which were not previously recognized in 1999.

In addition to the impact of the above adjustments on shareholders’ equity, an adjustment was recorded to reclassify a liability to Sinclair, of $270,000, to equity as this liability will be satisfied with the issuance of 112,000 shares of common stock (see Note 7).

The impact of the above charges increased net loss by $5,218,583 or $.78 per share in 1999.  The schedules that follow show the impact on the consolidated financial statements from previously reported results, for the years ended December 31, 1999.  The 1998 consolidated financial statements were also restated for inventory pricing adjustments and adjustments related to the timing of revenue recognition of certain sales.  These adjustments increased the accumulated deficit by $1,258,891 at January 1, 1999.

	December 31, 1999
	As Reported in 1999 Form 10-KSB	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$664,950	$664,950
Short-term investments	200,000	200,000
Accounts receivables, net	1,335,158	1,201,268
Inventories, net	6,401,277	3,199,549
Prepaid assets	412,108	348,108
Other current assets	220,000	220,000
Total current assets	9,233,493	5,833,875

PROPERTY, PLANT AND EQUIPMENT, net	570,182	570,182
NON-COMPETE AGREEMENT, net	360,822	360,822
GOODWILL, net	3,899,211	3,899,211
TOTAL ASSETS	$14,063,708	$10,664,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,801,883	$1,801,883
Accrued expenses	516,405	272,155
Customer advances	984,268	3,733,962
Line of credit	1,613,404	1,613,404
Current portion of capital lease obligations	69,947	69,947
Other current liabilities	16,500	318,912
Total current liabilities	5,002,407	7,810,263

CAPITAL LEASE OBLIGATIONS	12,021	12,021

NON-COMPETE LIABILITY	845,990	845,990
TOTAL LIABILITIES	5,860,418	8,668,274

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY	8,203,290	1,995,816

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,063,708	$10,664,090

`	For the Years Ended December 31, 1999
	As Reported in 1999 Form 10-KSB	As Restated
Net sales	$12,705,914	$10,406,403
Cost of sales	9,573,561	12,368,883
Gross profit (loss)	3,132,353	(1,962,480)

Operating expenses:
Engineering, research and development	920,047	920,047
Selling	1,387,737	1,387,737
Administration	1,983,423	2,059,173
Amortization of intangible assets	231,496	231,496
Charge for non-compete liability adjustment	145,226	145,226
	4,667,929	4,743,679
Operating loss	(1,535,576)	(6,706,159)

Other (expense) income:
Interest expense, net	(154,713)	(202,713)
Other income	2,499	2,499

Loss before income taxes	(1,687,790)	(6,906,373)

Income taxes

Net Loss	(1,687,790)	(6,906,373)

Dividends on 8% convertible, redeemable preferred stock	(89,361)	(89,361)

Net Loss applicable to Common Shareholders	$(1,777,151)	$(6,995,734)

Net Loss per common share -- Basic and Diluted	$(0.27)	$(1.05)

Weighted Average Common Shares Outstanding -- Basic And Diluted	$6,659,304	$6,675,597