Form 10QSB
period 2001-03-31
ACRODYNE COMMUNICATIONS INC
filed 2001-11-19
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number

0-24886

ACRODYNE COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3067564
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10706 Beaver Dam Road
Cockeysville, MD	21030
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 410-568-1629

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐  No   ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,409,608 shares of common stock of Acrodyne Communications, Inc. were outstanding on November 16, 2001.

ACRODYNE COMMUNICATIONS, INC.

Acrodyne Communications, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2001	2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$556,283	$86,959
Accounts receivable, net of allowance for doubtful accounts of $389,000 at both March 31, 2001 and December 31, 2000, respectively	444,762	944,225
Inventories	1,706,859	2,286,887
Prepaid expenses and deposits	9,580	58,555
Other current assets	582,440	500,524
Total current assets	3,299,924	3,877,150

Property, plant and equipment, net	4,071,011	4,150,926
License agreement, net of amortization	1,200,000	1,275,000
Total assets	$8,570,935	$9,303,076

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Borrowings under Line of Credit	$2,500,000	$1,158,753
Subordinated debenture with Sinclair Broadcast Group, Inc	2,000,000	2,000,000
Current portion of capital lease obligation	114,679	9,494
Accounts payable	1,709,374	1,737,230
Accrued expenses	1,714,715	1,420,094
Customer advances	4,580,940	4,723,430

Deferred revenue	1,459,753	2,290,085
Other current liability	300,000	651,000
Total current liabilities	14,379,461	13,990,086

Capital lease obligation	3,765,403	3,776.948
License fee payable	1,200,000	1,200,000
Non-compete liability	845,912	845,912
Total liabilities	20,190,776	19,812,946

Stockholders’ equity (deficiency):
Preferred stock, par value $1.00; 1,000,000 shares authorized, 8% Convertible Redeemable Preferred Stock, 6500 shares issued and outstanding on March 31, 2001 and December 31, 2000, respectively	6,500	6,500
Common stock, par value $.01; 30,000,000 shares authorized, 6,981,161 shares issued and outstanding on March 31, 2001 and December 31, 2000, respectively	69,812	69,812
Additional paid-in capital	21,496,778	21,496,778
Additional paid-in capital – warrants	336,000	0
Accumulated deficit	(33,528,931)	(32,082,960)
Total stockholders’ equity (deficiency)	(11,619,841)	(10,509,870)

Total liabilities and stockholders’ equity	$8,570,935	$9,303,076

 See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2001	2000

Net Sales	$2,226,178	$2,029,362
Cost of Sales	1,983,391	2,217,213
Gross Profit	242,787	(187,851)

Operating Expenses:
Engineering	576,923	175,609
Selling	262,332	279,252
Administration	724,503	645,006
Amortization	75,000	57,874
Total operating expenses	1,638,758	1,157,741

Operating loss	(1,395,971)	(1,345,592)

Other income (expense)
Interest expense, net	(213,475)	(111,872)
Other income, net	177,503	-0-
Total other income (expense)	(35,972)	(111,872)

Net loss	(1,431,943)	(1,457,464)

Dividend on 8% Convertible Redeemable Preferred Stock	(14,028)	(14,028)

Net income applicable to common shares	(1,445,971)	(1,471,492)

Basic & diluted net loss per common share	$(0.21)	$(0.21)

Weighted average shares outstanding – basic & diluted	6,981,161	6,932,535

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,431,943)	$(1,457,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,273	117,180
Issuance of Warrants for legal proceedings	336,000	-0-
Changes in assets and liabilities:
Accounts receivable and other	417,547	(24,366)
Inventories	580,028	180,822
Prepaid and deposits	48,975	504,180
Accounts payable	(27,856)	(340,295)
Accrued expenses	283,076	725,500
Other current liabilities	(245,815)	(35,473)
Deferred revenue	(830,332)	-0-
Customer advances	(142,490)	(787,051)

Net cash used in operating activities	(856,537)	(1,116,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,358)	(31,623)
License agreement	-0-	(1,500,000)
License fee payable	-0-	1,200,000

Net cash used in investing activities	(1,358)	(331,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise	-0-	225,000
Proceeds from line of credit borrowings	1,341,247	606,000
Dividends on convertible preferred stock	(14,028)	(14,028)

Net cash provided by financing activities	1,327,219	816,972

Net increase (decrease) in cash and cash equivalents	469,324	(631,618)
Cash and cash equivalents at beginning of period	86,959	664,950
Cash and cash equivalents at end of period	$556,283	33,332

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the “Company”) and its subsidiaries (collectively “Acrodyne”) at March 31, 2001 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by management.  In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.   The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.  Inventories

      Inventories comprise:

	March 31,	December 31,
	2001	2000

Raw materials	$2,192,935	$2,158,035
Work in process	525,049	139,523
Finished goods	505,568	1,506,022
	$3,223,552	$3,803,580
less:
allowance for obsolescence	1,516,693	1,516,693

Inventories, net	$1,706,859	$2,286,887

3.  Property, plant and equipment  consisted of the following at:

	March 31,	December 31,
	2001	2000

Test Equipment	1,048,023	1,048,884
Office Equipment	621,299	619,083
Building and capital lease	3,776,667	3,776,667
	5,445,989	5,444,634

Less accumulated depreciation and amortization	1,374,978	1,293,708
Property, plant and equipment, net	4,071,011	4,150,926

4.  Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding.   Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding.  At the end of March the following potentially dilutive items were outstanding:

Options issued to executives and employees	1,424,300 shares
Preferred stock convertible to common stock	179,920 shares
Warrants issued to Sinclair currently exerciseable	1,976,248 shares
Maximum shares issued upon debt conversion	579,710 shares
Warrants to Sinclair contingent on product sales	6,000,000 shares

Common stock equivalents were not included in net loss per diluted share calculation as they would be antidilutive.

5.  Related Party Transactions

The Company has a number of transactions with Sinclair Broadcasting (Sinclair) which also owns 35%  of the common stock at March 31, 2001.   The Company was indebted to Sinclair in the amount of $4,500,000 and $2,158,753 as of March 31, 2001 and December 31, 2000, respectively.

•      The Company also had receivables in the amount of $117,380 and $117,380  as of March 31, 2001 and December 31, 2000, respectively.

•      The Company sales to Sinclair of  $0 and $2,415,387 for the three months ended March 31, 2001 and year ended December 31, 2000, respectively.

•      Sinclair also reimbursed the Company for audit fees in the first quarter of 2001 in the amount of $150,000.

•      During March 2000, we entered into a 10-year license agreement (the “License Agreement") with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, we will pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, we shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by us attributable to the License Agreement.  At end of the tenth year, we have the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

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

On January 27, 1999, we finalized a strategic agreement with the Sinclair Broadcast Group, Inc. ("Sinclair").  Under this agreement Sinclair invested $4.3 million in consideration for 1,431,333 shares of our common stock and the issuance of warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon our achievement of increased product sales or products with new technology.  See additional discussion in the Significant and Recent Events section of this document.

1.     BASIS OF PRESENTATION

The condensed consolidated financial statements of Acrodyne Communications, Inc. and subsidiary (the “Company”) presented herein are unaudited.  In the opinion of management, these financial statements include all adjustments (which include normal recurring and nonrecurring adjustments, as disclosed below) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of results for the entire year.  The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

Significant Accounting Policies

On June 29, 2001, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets.  These statements are expected to result in significant modifications relative to the Company’s accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, must be accounted for the under the purchase method of accounting.  SFAS No. 141 was effective upon issuance.  SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets.  SFAS No. 142 includes requirements to test goodwill assets for impairment rather than amortize them.  SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001, and early adoption is not permitted except for business combinations entered into after June 30, 2001.  Management believes adoption of these new standards will have no material impact on the Company’s consolidated financial position, results of operations, or cash flows.

BUSINESS OF ACRODYNE. We have designed, manufactured and marketed television transmitters and translators which have been sold in the United States and internationally since 1971.  The function of a television transmitter is to broadcast over the air television signals to a specific audience receiving such signals by regular antenna or by a local cable company, which then feeds the signal to their subscribers.  Television translators, which operate unattended, retransmit incoming signals from primary stations on different channels within areas where direct reception of the original signal may be limited by mountains or other geographic impediments

ACRODYNE PRODUCTS AND SERVICES.

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

Operations and Business Risk

Due to the nature of the our business, it is subject to various risks including, but not limited to, technological and market acceptance of the Company’s product, capital availability, dependence on management and other risks.  The Company shipped the first of its Quantum transmitters in March 2001.  To date, most of the orders for the Company’s Quantum product have been with Sinclair.  There is no current indication that our product will achieve widespread use or acceptance in the television broadcasting industry.  Our competitors, which may be better capitalized, could design products which make ours obsolete or uneconomical.  Since the broadcast industry is regulated by government agencies, notably the Federal Communications Commission, the future direction in standards and the timing of implementation of digital transmissions could change.  This could substantially change or negate the need for our products.  Our design, production, and marketing functions are all highly dependent on certain key individuals.  Should any of those key individuals leave the employ of the company, it is uncertain that adequate replacements could be found.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, the Company has generated operating cash flow deficits of $2,306,348 and $2,905,477in 2000 and 1999, respectively.  Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $4,075,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, the Company’s Credit Facility with Sinclair, and customer advances. As of December 31, 2000, Sinclair owned 35% of our common stock and has warrants to purchase 8,644,225 additional shares, which represented a 60% ownership interest on a fully diluted basis. As of March 31, 2001 Sinclair owned 35% of the issued common stock assuming no exercise of warrants.

Sinclair had provided a guarantee of the Company’s $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the creditor.  In March 2000, Sinclair agreed to provide additional funds of up to $2,000,000 under terms of a subordinated debenture.  From January 1, 2001 through April 24, 2001, Sinclair provided additional funds in the amount of $1,341,247. Upon completion of the audit of the Company’s consolidated financial statements for the year ended December 31, 2000, the Company’s independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern depends upon: (1) market acceptance of the Company’s new digital product; (2) the Company’s ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) the Company’s ability to raise the necessary capital to fund operating needs and finance the Company’s planned investment.  The factors noted above raise substantial doubt concerning the Company’s ability to continue as a going concern. The Company is currently exploring options available to raise capital.  Among the options is a potential recapitalization of the Company by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts the Company owes to Sinclair in the amount of approximately $3,500,000 and would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000.  As a result of this transaction, Sinclair would own approximately 80% of the Company’s outstanding common shares.  In addition, Sinclair verbally committed to purchase all UHF transmitter requirements from the Company.  As of November 9, 2001, no formal recapitalization plan has been executed

Our shares are currently delisted from trading on the NASDAQ stock exchange.  It is uncertain that we will be able to have the stock relisted and traded.  Without a market for our stock our ability to raise capital is minimal and we are highly dependent on Sinclair for any additional required financing.  In addition, the outstanding balances due to Sinclair are payable on demand by Sinclair.  We do not have the resources available to repay those loans, if Sinclair demanded repayment.

RESULTS OF OPERATIONS

The following compares the Company’s summary results of operations for the three months ended March 31, 2001 and 2000.

	Three Months Ended
	March 31,
	(Unaudited)
	2001		2000

Net Sales	$2,226,178	100.0%	$2,029,362	100.0%
Cost of Sales	1,983,391	89.1%	2,217,213	109.3%
Gross Profit	242,787	10.9%	(187,851)	(9.3% )
Operating Expenses	1,638,758	73.6%	1,157,741	57.0%
Operating Loss	(1,395,971)	(62.7% )	(1,345,592)	(66.3% )

Net sales for the three months ended March 31, 2001 showed an increase of approximately 9.7% over net sales for the three months ended March 31, 2000.  Due to the slower than anticipated start up of production of the new “Quantum” line, sales were exclusively comprised of discontinued products and service and repair revenue.  Approximately $1,900,000 of the current quarter’s revenue came from product that was substantially produced and complete on December 31, 2000.  Revenue recognition had been deferred to comply with Staff Accounting Bulletin (“SAB”) 101 issued by the Securities and Exchange Commission.  Company’s margin on sales increased to 10.9% in the three months ended March 31, 2001.  This margin was helped by the sale of several systems that were deferred from the prior year, but was penalized by the high overhead expense associated with the start up of the new product line.

Operating expenses for the three months ended March 31, 2001 increased 41.5% to $1,638,758 from $1,157,741 for the three months ended March 31, 2000.  The increase relates to higher rent expense at the new facility in Phoenixville, Pennsylvania, consulting and legal fees related to financial statement restatements, litigation of the shareholder lawsuit, higher interest expense associated with increased debt outstanding, and recording the value of warrants issued as settlement of the shareholder lawsuit. (Discussed in the Significant and Recent Events Section).

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our activities primarily from borrowings, equity transactions and investments.  At March 31, 2001 and December 31, 2000 our net working capital deficit increased by $966,601 to ($11,079,537) as compared to ($10,112,936) at December 31, 2000, mainly from an increase in debt outstanding, a reduction in inventories, a reduction in accounts receivable, and was offset by an increase in cash.

Accounts receivable at March 31, 2001 were $444,762  and reflected a $499,463 decrease from December 31, 2000.  This decrease was due to a lower sales level. The majority of our sales of domestic transmitters require payment of a non-refundable 30% deposit at the time of placing the order, 90% prior to shipment, and 10% thirty days after shipment.  We typically require an irrevocable letter of credit on international orders.

Inventories, net of reserves, decreased to $1,706,859 at March 31, 2001 from $2,286,887 at December 31, 2000 due to sales deferrals to comply with SAB 101.  Upon satisfying the revenue recognition criteria, sales were booked and inventory was relieved.  There were no Quantum sales recognized in the first quarter because of the delay in shipments and a change in contractual terms.  In the future, sales should be recognized upon shipment of the transmitter.

In September 1999, we entered into a new credit facility (the "Credit Facility") with PNC Bank, N.A. that provided for a $2,500,000 line of credit. The Credit Facility bears interest at LIBOR plus 200 basis points (8.56% at December 31, 2000 and 7.9% at December 31, 1999) and replaced a prior $2,000,000 line of credit facility maintained with another bank. The Credit Facility was collateralized by all our personal property and was guaranteed by Sinclair. The Credit Facility, which expired on July 31, 2000, was extended to October 31, 2000. In November 2000, Sinclair purchased the Credit Facility and assumed all rights of the bank. The weighted-average interest rate and total interest expense related to the lines of credit during 2000 were 8.3% and $111,226. Average borrowing related to the Credit Facility during 2000 was $1,343,304.  At March 31, 2001 we had borrowed the entire $2,500,000 available under this facility.

During March 2000, we entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair.  Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our common stock at $3.45 per share.  During 2000, the we paid $115,815 of interest due under the Debenture.  As of March 31, 2001 $2,000,000 was outstanding under the terms of this agreement.

We have no provision for federal income tax, in that the tax loss carryforwards, which begin to expire in 2011, total approximately $22,800,000 at December 31, 2000.

Significant and Recent Events

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

In September 2000, the Company was joined as a defendant along with two of its officers and directors, in a class action in the United States District Court for the District of Maryland. The lawsuit asserts that the Company issued false and misleading financial statements. The Company has reached a settlement with plaintiffs’ counsel. The settlement requires the Company to issue plaintiffs warrants to purchase 1,600,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants will expire after five years. The Company also has agreed to pay the plaintiffs $750,000.  The cash portion of the settlement will be funded by its officers’ and directors’ indemnity insurance policy. A Memorandum of Understanding reflecting the material terms of the settlement was filed with the Court on March 1, 2001. On April 6, 2001, a Stipulation and Agreement of Settlement was submitted to the Court along with all required documents to effectuate the settlement.  On April 9, 2001, the Court approved the proposed settlement but reserved its right to review the settlement and/or enter a final judgment approving the settlement and dismissing the lawsuit.  On June 26, 2001, the Court (i) found the settlement to be fair, reasonable, and adequate and in the best interests of the parties; (ii) settled, released, discharged and dismissed with prejudice the cases against the defendants; (iii) determined that neither the settlement nor any of the documents or statements associated therewith are, or shall be construed as, a concession or admission by the defendants of the existence of any damages or wrongdoing; and (iv) awarded the plaintiffs’ counsel 25% of the gross amount of the settlement fund as attorneys’ fees, which amount is to be paid out of the settlement fund.  As a result of the settlement, during the three months ended March 31, 2001, the Company recorded a charge to operations of $336,000 which represented the fair value of the warrants issued.

We paid $42,084 in preferred dividends for the nine months ended September 30, 2000. Currently dividend payments have been suspended on the preferred stock outstanding.  Arrearages as of March 31, 2001 amount to $28,056.

Subsequent Events

On April 27, 2001, the Company entered into a $4,000,000 line of  credit facility with Sinclair.   The line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.

On May 8, 2001 the position of Senior Vice President and Chief Financial Officer was eliminated.  A Form 8K was filed with the SEC regarding this action on May 10.

In September 2000, the Company was joined as a defendant along with two of its officers and directors, in a class action in the United States District Court for the District of Maryland. The lawsuit asserts that the Company issued false and misleading financial statements. The Company has reached a settlement with plaintiffs’ counsel. The settlement requires the Company to issue plaintiffs warrants to purchase 1,600,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants will expire after five years. The Company also has agreed to pay the plaintiffs $750,000.  The cash portion of the settlement will be funded by its officers’ and directors’ indemnity insurance policy. A Memorandum of Understanding reflecting the material terms of the settlement was filed with the Court on March 1, 2001. On April 6, 2001, a Stipulation and Agreement of Settlement was submitted to the Court along with all required documents to effectuate the settlement.  On April 9, 2001, the Court approved the proposed settlement but reserved its right to review the settlement and/or enter a final judgment approving the settlement and dismissing the lawsuit.  On June 26, 2001, the Court (i) found the settlement to be fair, reasonable, and adequate and in the best interests of the parties; (ii) settled, released, discharged and dismissed with prejudice the cases against the defendants; (iii) determined that neither the settlement nor any of the documents or statements associated therewith are, or shall be construed as, a concession or admission by the defendants of the existence of any damages or wrongdoing; and (iv) awarded the plaintiffs’ counsel 25% of the gross amount of the settlement fund as attorneys’ fees, which amount is to be paid out of the settlement fund. As a result of the settlement, during the three months ended March 31, 2001, the Company recorded a charge to operations of  $336,000, which represents the fair value of the warrants issued.

On July 18, 2001, the 8% convertible preferred stock and unpaid accrued dividends were converted into common shares.  The 6500 shares of preferred were converted to 428,447 common shares.

On November 13, 2001 the Forms 10-QSB for the quarters ending March 31, 2000 was filed with restated financial information.

On November 13, 2001 the Forms 10-QSB for the quarters ending  June 30, and September 30, 2000 and Form 10-KSB for the fiscal year 2000  were filed.

On November 16,  2001 a Form 8-KSB was filed announcing a change in audit firms beginning with the year 2001.

Forward Looking Statements

Certain statements contained in this report that do not relate to historical information are forward looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and thus are prospective.  Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements.  Such factors include, but are not limited to, economic, competitive, and broadcast industry conditions.  These factors are discussed in greater detail in our filings with the Canadian and United States Securities regulators.  We disclaim any responsibility to update any such forward-looking statements.

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-KSB

(a) Exhibits

(b) Form 8-KSB was filed on May 10, 2001 announcing the elimination of the position of Senior Vice President and Chief Financial Officer.

(c) On November 13, 2001 the Forms 10-QSB for the quarters ending June 30, and September 30, 2000 and Form 10-KSB for the fiscal year 2000 were filed.

(d) On November 16, 2001 a Form 8-KSB was filed announcing a change in audit firms beginning with the year 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acrodyne Communications, Inc.
(Registrant)

Date: November 19, 2001	By /s/ Nathaniel Ostroff
Nathaniel Ostroff, Chairman of the Board of Directors, Chief Executive Officer and Interim President