Form 10QSB
period 2001-06-30
ACRODYNE COMMUNICATIONS INC
filed 2001-11-19
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

ACRODYNE COMMUNICATIONS, INC.

Acrodyne Communications, Inc.

Consolidated Balance Sheets     (Unaudited)

	June 30,	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	583,055	$86,959
Accounts receivable, net of allowance for doubtful accounts of $389,000 at June 30, 2001 and December 31, 2000, respectively	379,048	944,225
Inventories	2,741,675	2,286,887
Prepaid expenses and deposits	48,344	58,555
Other Assets	582,440	500,524
Total current assets	4,334,562	3,877,150

Property, plant and equipment, net	3,953,370	4,150,926

License Agreement	1,125,000	1,275,000

Total assets	9,412,932	9,303,076
Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities:
Borrowings under Line of Credit	3,412,975	1,158,753
Subordinated debenture with Sinclair Broadcast Group, Inc.	2,000,000	2,000,000
Current portion of long-term lease obligations	245,441	9,494
Accounts payable	1,745,715	1,737,230
Accrued expenses	1,984,490	1,420,094
Customer advances	5,968,494	4,723,430
Deferred Revenue	1,459,753	2,290,085
Other Current Liabilities	450,000	651,000
Total current liabilities	17,266,868	13,990,086

Capital Lease Obligation	3,763,240	3,776,948
License Fee Payable	1,050,000	1,200,000
Non-compete liability	845,912	845,912
Total liabilities	22,926,020	19,812,946

Stockholders' equity (deficiency):
Preferred stock, par value $1.00; 1,000,000 shares authorized,
8% Convertible Redeemable Preferred Stock, 6500 shares issued and outstanding on June 30, 2001 and December 31, 2000, respectively	6500	6,500
Common stock, par value $.01; 30,000,000 shares authorized
6,981,161 shares issued and outstanding on June 30, 2001 and December 31, 2000, respectively	69,812	69,812

Additional paid-in-capital	21,496,778	21,496,778
Additional paid-in-capital - Warrants	336,000	0
Accumulated deficit	(35,422,178)	(32,082,960)
Total stockholder’s equity (deficiency)	(13,513,088)	(10,509,870)
Total liabilities and stockholders' equity	$9,412,932	$9,303,076

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Operations   (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net Sales	672,334	954,205	2,898,512	3,178,265
Cost of Sales	751,499	1,055,074	2,734,890	3,466,985
Gross Profit	(79,165)	(100,869)	163,622	(288,720)

Operating Expenses:
Engineering, research and development	586,403	139,257	1,163,327	314,866
Selling	284,657	418,142	546,989	697,394
Administration	631,217	873,367	1,355,720	1,518,793
Amortization	75,000	95,374	150,000	152,828
Total Operating Expenses	1,577,277	1,526,140	3,216,036	2,683,881
Operating Loss	(1,656,442)	(1,627,009)	(3,052,414)	(2,972,601)

Other Income (Expense)
Interest Expense, Net	(217,494)	(130,454)	(430,968)	(242,326)
Other Income (expense), Net	(5,284)	0	172,220	0
Loss before income taxes	(1,879,220)	(1,757,463)	(3,311,162)	(3,214,927)
Income taxes	0	0	0	0
Net Loss	(1,879,220)	(1,757,463)	(3,311,162)	(3,214,927)

Dividend on 8% Preferred Stock	(14,028)	(14,028)	(28,056)	(28,056)
Net Loss available to Common Shares	(1,893,248)	(1,771,491)	(3,339,218)	(3,242,983)

Basic and diluted loss per share	(0.27)	$(0.25)	(0.48)	$(0.46)
Weighted average shares outstanding basic and diluted	6,981,161	6,981,161	6,981,161	6,981,161

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Cash Flows   (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(3,311,162)	(3,214,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321,542	270,170
Provision for bad debts and loan guarantee	0	446,667

Changes in assets and liabilities:
Accounts receivable and other	483,261	480,867
Inventories	(454,788)	(67,480)
Prepaid expenses and deposits	10,211	239,149
Accounts payable	8,485	(764,918)
Accrued expenses	564,395	324,021
Other current liabilities	18,864	0
Deferred revenue	(830,332)	(485,303)
Customer advances	1,245,064	1,940,626
Net cash used in operating activities	(1,944,460)	(831,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Retirement (Purchase) of property, plant, and equipment	26,014	0
Net cash provided by investing activities	26,014	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance and exercise of warrants	336,000	225,000
Borrowings under line of credit	2,254,222	55,599
Capital lease and license agreements	(147,624)	(42,761)
Repayments on non-compete liability	0	(6,097)
Cash dividends to stockholders	(28,056)	(28,056)
Net cash provided by financing activities	2,414,542	203,685

Net increase (decrease) in cash and cash equivalents	496,096	(627,443)
Cash and cash equivalents at beginning of period	86,959	664,950
Cash and cash equivalents at end of period	583,055	37,507

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.  Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the “Company”) and its subsidiaries (collectively “Acrodyne”) at June 30, 2001 and the related consolidated statements of operations and of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by management.  In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at June 30, 2001, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.   The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.  Basis of Presentation  The condensed consolidated financial statements of Acrodyne Communications, Inc. and subsidiary (the “Company”) presented herein are unaudited.  In the opinion of management, these financial statements include all adjustments (which include normal recurring and nonrecurring adjustments, as disclosed below) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The results for interim periods are not necessarily indicative of results for the entire year.  The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

3.  Inventories

Inventories comprise:

	June 30,	December 31,
	2001	2000
Raw materials	$1,988,925	$2,158,035
Work in process	1,139,458	139,523
Finished goods	1,129,985	1,506,022
	$4,258,368	$3,803,580
less:
reserve for obsolescence	1,516,693	1,516,693
Net Inventory	$2,741,675	$2,286,887

4.  Property, plant and equipment consisted of the following at:

	June 30,	December 31
	2001	2000
Test Equipment	1,016,717	1,048,884
Office Equipment	625,236	619,083
Building and capital lease	3,776,667	3,776,667
	5,418,620	5,444,634

Less accumulated depreciation and amortization	1,465,250	1,293,708
Property, plant and equipment, net	3,953,370	4,150,926

5.  Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding.   Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding.  At the end of June the following potentially dilutive items were outstanding:

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

6.  Related Party Transactions

The Company has a number of transactions with Sinclair Broadcasting (Sinclair) which also owns 35%  of the common stock at June 30, 2001.   The Company was indebted to Sinclair in the amount of $5,412,975 and $2,158,753 as of June 30, 2001 and December 31, 2000, respectively.

•         The Company also had receivables in the amount of $117,380 and $117,380  as of  June 30, 2001 and December 31, 2000, respectively.

•         The Company sales to Sinclair of  $409,762 and $2,415,387 for the three months ended June 30, 2001 and year ended December 31, 2000, respectively.

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

SIGNIFICANT ACCOUNTING POLICIES

On June 29, 2001, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets.  These statements are expected to result in significant modifications relative to the Company’s accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, must be accounted for the under the purchase method of accounting.  SFAS No. 141 was effective upon issuance.  SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets.  SFAS No. 142 includes requirements to test goodwill assets for impairment rather than amortize them.  SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001, and early adoption is not permitted except for business combinations entered into after June 30, 2001.  Management believes that there will be no material impact on the financial position or results of operation as a result of these new statements.

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

Operations and Business Risk

Due to the nature of business, it is subject to various risks including, but not limited to, technological and market acceptance of the Company’s product, capital availability, dependence on management and other risks.  The Company shipped the first of its Quantum transmitters in March 2001.  To date, most of the orders for the Company’s Quantum product have been with Sinclair.  There is no current indication that our product will achieve widespread use or acceptance in the television broadcasting industry.  Our competitors, which may be better capitalized, could design products which make ours obsolete or uneconomical.  Since the broadcast industry is regulated by government agencies, notably the Federal Communications Commission, the future direction in standards and the timing of implementation of digital transmissions could change.  This could substantially change or negate the need for our products.  Our design, production, and marketing functions are all highly dependent on certain key individuals.  Should any of those key individuals leave the employ of the company, it is uncertain that adequate replacements could be found.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, the Company has generated operating cash flow deficits of $2,306,348 and $2,905,477 in 2000 and 1999, respectively.  Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $4,075,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, the Company’s Credit Facility with Sinclair, and customer advances. As of December 31, 2000, Sinclair owned 35% of our common stock and has warrants to purchase 8,644,225 additional shares, which represented a 60% ownership interest on a fully diluted basis. As of June 30, 2001 Sinclair owned 35% of the issued common stock assuming no exercise of options or warrants.

Sinclair had provided a guarantee of the Company’s $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the creditor.  In March 2000, Sinclair agreed to provide additional funds of up to $2,000,000 under terms of a subordinated debenture.  From January 1, 2001 through April 24, 2001, Sinclair provided additional funds in the amount of $1,341,247. Upon completion of the audit of the Company’s consolidated financial statements for the year ended December 31, 2000, the Company’s independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern depends upon: (1) market acceptance of the Company’s new digital product; (2) the Company’s ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) the Company’s ability to raise the necessary capital to fund operating needs and finance the Company’s planned investment.  The factors noted above raise substantial doubt concerning the Company’s ability to continue as a going concern. The Company is currently exploring options available to raise capital.  Among the options is a potential recapitalization of the Company by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts the Company owes to Sinclair in the amount of approximately $3,500,000 and would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000.  As a result of this transaction, Sinclair would own approximately 80% of the Company’s outstanding common shares.  In addition, Sinclair verbally committed to purchase all UHF transmitter requirements from the Company.  As of November 16, 2001, no formal recapitalization plan has been executed.

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

RESULTS OF OPERATIONS

The following compares the Company’s summary results of operations for the three and six months ended June 30, 2001, respectively.

	Three Months Ended June 30,				Six Months Ended June 30
	2001		2000		2001		2000

Net Sales	$672,334	100.0%	$954,205	100.0%	$2,898,512	100.0%	$3,178,265	100.0%
Cost of Sales	751,499	111.8%	1,055,074	110.6%	2,734,890	94.4%	3,466,985	109.1%
Gross Profit (Loss)	(79,165)	(11.8)%	(100,869)	(10.6)%	163,622	5.6%	(288,720)	(9.1)%
Operating Expenses	1,577,277	234.6%	1,526,140	159.9%	3,216,036	110.9%	2,683,881	84.4%
Operating Loss	(1,656,442)	(246.4)%	(1,627,009)	(170.5)%	(3,052,414)	(105.3)%	(2,972,601)	(93.5)%

Net sales for the three months ended June 30, 2001 resulted in a 29.5% decrease over net sales for the three months ended June 30, 2000.  The decrease in sales for the period resulted from the slower than anticipated design and start of production of the Quantum product line.  The majority of sales in the 2001 period were products produced by year end 2000.  Recording of sales on the company’s books was deferred to comply with revenue recognition criteria issued in SAB 101.  Net sales decreased 8.8% for the six month period ended June 30, 2001 as compared to sales of the same period in 2000.

There was a negative gross margin on sales for the June 2001 quarter due to unabsorbed overhead, resulting from the low sales volume.

Total operating expenses increased $ 51,137 to $1,577,277 for the three months ended June 30, 2001 from $1,526,140 for the same period in 2000.  The six month comparison of operating expenses shows a 19.8% increase from $2,683,881 for the six months ended June 30, 2000 to $3,216,036 for June 30, 2001.  These increases are attributable higher facilities cost at our new manufacturing facility and consulting, legal, and settlement fees associated with our financial restatements and shareholder lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our activities primarily from borrowings, equity transactions and investments.  At June 30, 2001 and December 31, 2000 our net working capital deficit increased by $2,819,370 to ($12,932,306) as compared to ($10,112,936) at December 31, 2000, mainly from an increase in debt outstanding and amounts owed to customers for deposits on equipment.

Accounts receivable at June 30, 2001 were $379,048 and reflected a $565,177 decrease from December 31, 2000.  This decrease was due to a lower sales level. The majority of our sales of domestic transmitters require payment of a non-refundable 30% deposit at the time of placing the order, 90% prior to shipment, and 10% thirty days after shipment.  We typically require an irrevocable letter of credit on international orders.

Inventories, net of reserves, increased to $2,741,675 at June 30, 2001 from $2,286,887 at December 31, 2000 due to production startup of the new Quantum product line.  Sales were booked for one (1) Quantum transmitter in the quarter, but production was underway on several additional systems.  Also, other units were shipped to the field but considered test sights.  The recording of sales on these units and the relieving of the associated inventory was deferred until testing was complete.

In September 1999, we entered into a new credit facility (the "Credit Facility") with PNC Bank, N.A. that provided for a $2,500,000 line of credit. The Credit Facility bears interest at LIBOR plus 200 basis points (8.56% at December 31, 2000 and 7.9% at December 31, 1999) and replaced a prior $2,000,000 line of credit facility maintained with another bank. The Credit Facility was collateralized by all our personal property and was guaranteed by Sinclair. The Credit Facility, which expired on July 31, 2000, was extended to October 31, 2000. In November 2000, Sinclair purchased the Credit Facility and assumed all rights of the bank. The weighted-average interest rate and total interest expense related to the lines of credit during 2000 were 8.3% and $111,226. Average borrowing related to the Credit Facility during 2000 was $1,343,304.  At March 30, 2001 we had borrowed the entire $2,500,000 available under this facility.  On April 27, 2001 this Credit Facility was expanded to $4,000,000 and the interest rate was amended to be a fixed rate of 12%.  On June 30, 2001 $3,412,975 was outstanding under this line.

During March 2000, we entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair.  Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our common stock at $3.45 per share.  During 2000, the we paid $115,815 of interest due under the Debenture.  As of June 30, 2001 $2,000,000 was outstanding under the terms of this agreement.

We have no provision for federal income tax, in that the tax loss carryforwards, which begin to expire in 2011, total approximately $22,800,000 at December 31, 2000.

Other Information

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

We paid $42,084 in preferred dividends for the nine months ended September 30, 2000. Currently dividend payments have been suspended on the preferred stock outstanding.  Arrearages as of June 30, 2001 amount to $42,084.

On May 8, 2001 the position of Senior Vice President and Chief Financial Officer was eliminated.  A Form 8K was filed with the SEC regarding this action on May 10.  A charge for termination expenses was recorded in the quarter ending June 30, 2001.

Subsequent Events

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

In July 18, 2001, the 8% convertible preferred stock and unpaid accrued dividends were converted into common shares.  The 6,500 shares of preferred were converted to 428,447 common shares.

On November 13, 2001 the Forms 10-QSB for the quarters ending March 31, 2000 were filed with restated financial information.

On November 13, 2001 the Forms 10-QSB for the quarters ending  June 30, and September 30, 2000 and Form 10-KSB for the fiscal year 2000  were filed.

On November 16, 2001 a Form 8-KSB was filed announcing a change in audit firms beginning with the year 2001.

On November 19, 2001 the Forms 10-QSB for the quarters ending March 31, 2001 and September 30, 2001 were filed.

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

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-KSB

                (a)           Exhibits

                (b)           Form 8-KSB was filed on May 10, 2001 announcing the elimination of the position of Senior Vice President and Chief Financial Officer

                (c)           Form 8-KSB was filed on November 16, 2001 announcing the replacement of Arthur Andersen, LLP with Grant Thornton LLP as the company’s outside audit firm.  This change is effective for fiscal year 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acrodyne Communications, Inc.
(Registrant)

Date: November 19, 2001	/s/ Nathaniel Ostroff
Nathaniel Ostroff
Chairman, President and CEO