Form 10QSB
period 2001-09-30
ACRODYNE COMMUNICATIONS INC
filed 2001-11-19
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended September 30, 2001

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

ACRODYNE COMMUNICATIONS, INC.

Acrodyne Communications, Inc. And Subsidiary

Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets

Current Assets:
Cash and cash equivalents	212,759	86,959
Accounts receivables, net of allowance for doubtful accounts of $375,000 and $389,000 at September 30 and December 31	720,927	944,225
Inventories	2,956,432	2,286,887
Prepaid expenses and deposits	331,595	58,555
Other current assets	407,102	500,524
Total current assets	4,628,815	3,877,150

Property, plant and equipment, net	3,859,051	4,150,926
License agreement, net	1,125,000	1,275,000
Total Assets	9,612,866	9,303,076

Liabilities and Shareholders' Equity (Deficiency)
Borrowings under Line of credit	3,458,753	1,158,753
Subordinated debenture with Sinclair Broadcast Group	2,000,000	2,000,000
Current portion of capital lease obligation	428,340	9,494
Accounts payable	2,316,788	1,737,230
Accrued expenses	2,224,128	1,420,094
Customer advances	5,501,556	4,723,430
Deferred revenue	459,753	2,290,085
Other current liabilities	525,000	651,000
Total current liabilities	16,914,318	13,990,086

Capital lease obligations	3,768,836	3,776,948
License fee payable	1,050,000	1,200,000
Non-compete liability	845,912	845,912
Total liabilities	22,579,066	19,812,946
SHAREHOLDERS’ EQUITY (DEFICIENCY)
8% Convertible Redeemable Preferred Stock, par value$1.00, 1,000,000 shares authorized, 0 shares and 6,500shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	0	6,500
Common stock, par value $.01, 30,000,000 shares authorized, 7,409,608 and 6,981,161 issued and outstanding at September 30, 2000 and December 31, 2000, respectively	70,240	69,812
Additional paid-in capital	21,502,850	21,496,778
Additional paid-in-capital - warrants	336,000	0
Accumulated deficit	(34,875,290)	(32,082,960)

Total shareholders' equity (deficiency)	(12,966,200)	(10,509,870)
Total Liabilities and Shareholders' Equity (Deficit)	9,612,866	9,303,076

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Operations     (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net Sales	4,740,062	1,805,406	7,638,574	4,983,671
Cost of Sales	3,056,534	3,121,580	5,791,425	6,588,565
Gross Profit (Loss)	1,683,528	(1,316,174)	1,847,149	(1,604,894)

Operating Expenses:
Engineering	379,360	503,837	1,542,687	818,703
Selling	179,338	256,411	726,327	953,805
Administration	293,370	947,312	1,649,089	2,428,185
Amortization	75,000	75,000	225,000	265,748
Goodwill and non-compete write-off	0	4,144,284	0	4,144,284
Total operating expenses	927,068	5,926,844	4,143,103	8,610,725

Operating Profit (Loss)	756,460	(7,243,018)	(2,295,954)	(10,215,619)

Other Income (Expense):
Interest expense, net	(213,337)	(113,045)	(644,305)	(355,371)
Other Income, net	3,764	0	175,984	0
Total other income (expense)	(209,573)	(113,045)	(468,321)	(355,371)

Net Profit (Loss)	546,887	(7,356,063)	(2,764,275)	(10,570,990)

Dividend on 8% preferred stock	0	(14,028)	(28,056)	42,084

Net Income (loss) available to common shares	546,887	(7,370,091)	(2,792,331)	(10,613,074)

Net Income (Loss) per common share – basic and diluted	.07	(1.06)	(0.39)	(1.52)
Weighted average shares outstanding - basic	7,330,438	6,981,161	7,098,866	6,965,011

See notes to consolidated financial statements

Acrodyne Communications, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS     (Unaudited)

	Nine months ended
	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	(2,764,275)	(10,570,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423,699	389,359
Issuance of warrants for legal proceedings	336,000	0
Provision for lease loan guarantee	0	214,167
Provision for bad debts	13,983	496,990
Write-off of goodwill and non-compete	0	4,144,284

Changes in assets and liabilities:
Accounts receivable and other	302,737	249,405
Inventories	(669,545)	1,583,995
Prepaid and deposits	(273,040)	114,276
Accounts payable	579,558	(1,169,633)
Accrued expenses	804,034	456,514
Other current liabilities	(284,111)
Deferred revenue	(1,830,332)	(485,303)
Customer advances	778,126	3,106,726
Net cash used in operating activities	(2,583,166)	(1,470,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Retirement (Purchase) of property, plant, and equipment	18,176	0
Sale of short-term investment	0	200,000
Net cash provided by investing activities	18,176	200,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance and exercise of warrants	0	225,000
(Repayments) / borrowings under line of credit	2,300,000	(487,248)
Borrowings under debenture	0	1,000,000
Capital lease repayments	418,846	(55,964)
Repayments on non-compete liability	0	(9,180)
Dividends on convertible preferred stock	(28,056)	(42,084)
Net cash provided by financing activities	2,690,790	630,524

Net increase (decrease) in cash and cash equivalents	125,800	(639,686)
Cash and cash equivalents at beginning of period	86,959	664,950
Cash and cash equivalents at end of period	212,759	25,264

    See notes to consolidated financial statements

Acrodyne Communications, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.  Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheet of Acrodyne Communications, Inc. (the “Company”) and its subsidiaries (collectively “Acrodyne”) at September 30, 2001 and the related consolidated statements of operations and of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by management.  In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at September 30, 2001, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000 have been made.

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

3. INVENTORIES

Inventories comprise:
	September 30, 2001	December 31, 2000

Raw materials	3,129,289	2,158,035
Work in process	878,927	139,523
Finished goods	264,909	1,506,022
	4,273,125	3,803,580
Less:
Reserve for obsolescence	1,516,693	1,516,693

Net Inventory	2,956,432	2,286,887

4.  Property, plant and equipment consisted

                of the following at:

	June 30,	December 31
	2001	2000

Test Equipment	1,016,715	1,048,884
Office Equipment	633,075	619,083
Building and capital lease	3,776,667	3,776,667
	5,426,457	5,444,634

Less accumulated depreciation and amortization	1,567,406	1,293,708
Property, plant and equipment, net	3,859,051	4,150,926

5.  Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding.   Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding.  At the end of September the following potentially dilutive items were outstanding:

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

6.  Related Party Transactions

The Company has a number of transactions with Sinclair Broadcasting (Sinclair) which also owns 35%  of the common stock at September 30,2001.   The Company was indebted   to Sinclair in the amount of $5,458,753 and $2,158,753 as of September 30, 2001 and December 31, 2000, respectively.

•	The Company also had receivables in the amount of $117,380 and $117,380 as of September 30, 2001 and December 31, 2000, respectively.
•

The Company had sales to Sinclair of  $4,517,048 for the three months ended September 30, 2001, $4,926,810 for the nine months ended September 30, 2001, and $2,415,387 for the year ended December 31, 2000.

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

7. NON-COMPETE AGREEMENT AND GOODWILL

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

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $12,984,186 and $6,906,373 in 2000 and 1999, respectively.  In addition, the Company has generated operating cash flow deficits of $2,306,348 and $2,905,477in 2000 and 1999, respectively.  Additional losses and cash flow deficits have continued in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $4,075,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, the Company’s Credit Facility with Sinclair, and customer advances. As of December 31, 2000, Sinclair owned 35% of our common stock and has warrants to purchase 8,644,225 additional shares, which represented a 60% ownership interest on a fully diluted basis. As of September 30, 2001, Sinclair owned 35% of the issued common stock assuming no exercise of warrants.

Sinclair had provided a guarantee of the Company’s $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the creditor.  In March 2000, Sinclair agreed to provide additional funds of up to $2,000,000 under terms of a subordinated debenture.  From January 1, 2001 through April 24, 2001, Sinclair provided additional funds in the amount of $1,341,247. Upon completion of the audit of the Company’s consolidated financial statements for the year ended December 31, 2000, the Company’s independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern depends upon: (1) market acceptance of the Company’s new digital product; (2) the Company’s ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) the Company’s ability to raise the necessary capital to fund operating needs and finance the Company’s planned investment.  The factors noted above raise substantial doubt concerning the Company’s ability to continue as a going concern. The Company is currently exploring options available to raise capital.  Among the options is a potential recapitalization of the Company by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts the Company owes to Sinclair in the amount of approximately $3,500,000 and would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit in the amount of $4,000,000.  As a result of this transaction, Sinclair would own approximately 80% of the Company’s outstanding common shares.  In addition, Sinclair verbally committed to purchase all UHF transmitter requirements from the Company. As of November 16, 2001, no formal recapitalization plan has been executed

Our shares are currently delisted from trading on the NASDAQ stock exchange.  It is uncertain that we will be able to have the stock relisted and traded.  Without a market for our stock our ability to raise capital is minimal and we are highly dependent on Sinclair for any additional required financing.  In addition, the outstanding balances due to Sinclair are payable on demand by Sinclair.  We do not have the resources available to repay those loans, if Sinclair demanded repayment.

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, “ quarter” and “ nine-month period” refer to the third quarter of fiscal 2001 and the nine months ended September 30, 2001. All comparison discussions are with the corresponding periods in the previous year unless otherwise stated.

The following compares our summary results of operations for the three and nine-month periods ended September 30, 2001 and 2000:

	Three Months Ended September 30,				Nine Months ended September 30

	2001		2000		2001		2000

Net Sales	4,740,062	100.0%	1,805,406	100.0%	7,638,574	100.0%	4,983,671	100.0%
Cost of Sales	3,056,534	64.5%	3,121,580	172.9%	5,791,425	75.8%	6,588,565	132.2%
Gross profit / (loss)	1,683,528	35.5%	(1,316,174)	(72.9% )	1,847,149	24.2%	(1,604,894)	32.2%
Operating Expenses	927,068	19.6%	5,926,844	328.3%	4,143,103	54.3%	8,610,725	172.8%
Operating profit / (loss)	756,460	15.9%	(7,243,018)	(401.2% )	(2,295,954)	(30.1% )	(10,215,619)	(205.0% )
Interest expense, net	209,573	4.4%	113,045	6.3%	468,321	6.1%	355,371	7.1%
Net loss	546,887	11.5%	(7,356,063)	(407.5% )	2,764,275	(36.2% )	(10,570,990)	(212.1% )

Sales increased by $2,934,656 or 162.5% for the quarter and $2,654,903 or 53.3% for the nine-month period. Our new Quantum line of transmitters began to ship in significant volume in the third quarter of 2001.  In the preceding two quarters only one Quantum transmitter was recorded as sales on the company’s books.  In the third quarter eleven (11) units completed installation, test, and check-out and were recorded as sales.  The company also recorded sales on a design and development contract which was terminated.  Upon termination the items previously charged to other assets were liquidated to cost of sales and amounts in customer deposits were recorded as sales.  Sales associated with this terminated contract amounted to $1,000,000 in the third quarter.

Cost of sales for the quarter were 64.5% of sales compared to 172.9% of sales in the previous years quarter. Cost of sales in the third quarter of 2001 were favorably impacted by efficient production in our new production line for Quantum and the margin on the terminated program discussed above.  Cost of sales in the September 2000 quarter included a charge of $1,200,000 for obsolete inventory associated with the discontinuance of the production of a product line.  For the nine-month period the margin was 24.2% compared to negative 32.2% for the prior year.

Operating expenses for the 2001 quarter was less than in previous quarters.   Prior quarters in 2001 were adversely impacted by legal, consulting, and accounting fees associated with our financial restatements and a shareholder lawsuit.  The September quarter in 2000 was effected by the write off of goodwill and “non-compete” asset (see below), amortization of a licensing agreement with Sinclair, increase in the reserve for bad debts, and costs incurred in the connection with the review of internal controls and restatement of financial results.

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

Net interest expense has increased due to higher outstanding balances drawn against the credit line and the expense of the new manufacturing facility in Oaks, PA, which is treated as a capitalized lease.  This capitalized lease was begun in the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our activities primarily from borrowings, equity transactions and investments.  At September 30, 2001 and December 31, 2000 our net working capital deficit increased by $2,172,567 to ($12,285,503) as compared to ($10,112,936) at December 31, 2000, mainly from increases in debt, accounts payable, and customer deposits.  They were partially offset by a reduction in deferred revenue and an increase in inventory, which supported our new product sales.

Accounts receivable at September 30, 2001 were $720,927  and reflected a $223,298 decrease from December 31, 2000. The majority of our sales of domestic transmitters require payment of a non-refundable 30% deposit at the time of placing the order, 90% prior to shipment, and 10% thirty days after shipment.  We typically require an irrevocable letter of credit on international orders.

Inventories, net of reserves, increased to $2,956,432 at September 30, 2001 from $2,286,887 at December 31, 2000.  This increase was due to the production rate of our new Quantum transmitter.

In September 1999, we entered into a new credit facility (the "Credit Facility") with PNC Bank, N.A. that provided for a $2,500,000 line of credit. The Credit Facility bears interest at LIBOR plus 200 basis points (8.56% at December 31, 2000 and 7.9% at December 31, 1999) and replaced a prior $2,000,000 line of credit facility maintained with another bank. The Credit Facility was collateralized by all our personal property and was guaranteed by Sinclair. The Credit Facility, which expired on July 31, 2000, was extended to October 31, 2000. In November 2000, Sinclair purchased the Credit Facility and assumed all rights of the bank. The weighted-average interest rate and total interest expense related to the lines of credit during 2000 were 8.3% and $111,226. Average borrowing related to the Credit Facility during 2000 was $1,343,304.  At March 31, 2001 we had borrowed the entire $2,500,000 available under this facility. On April 27, 2001, the credit facility was replaced with a $4,000,000 line of credit with Sinclair.   The line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  On September 30, 2001 $3,458,753 had been borrowed against this facility.

During March 2000, we entered into a subordinated debenture agreement (the "Debenture") with Sinclair. Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair.  Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our common stock at $3.45 per share.  During 2000, the we paid $115,815 of interest due under the Debenture.  As of September 30, 2001 $2,000,000 was outstanding under the terms of this agreement.

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

On November 19, 2001 the Forms 10-QSB for the quarters ending March 31, 2001 and June 30, 2001 were filed.

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

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-KSB

(a)           Exhibits

(b) On November 13, 2001 the Forms 10-QSB for the quarters ending  June 30, and

September 30, 2000 and Form 10-KSB for the fiscal year 2000  were filed.

(c) On November 16,  2001 a Form 8-KSB was filed announcing a change in audit firms beginning with the year 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acrodyne Communications, Inc.
(Registrant)

Date: November 19, 2001	By /s/ Nathaniel Ostroff
Nathaniel Ostroff, Chairman of the Board of Directors,
Executive Officer and Interim President