Form 10QSB/A
period 2001-06-30
ACRODYNE COMMUNICATIONS INC
filed 2001-11-20
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

ACRODYNE COMMUNICATIONS, INC.

Acrodyne Communications, Inc.

Consolidated Balance Sheets     (Unaudited)

	June 30,	December 31,
	2001	2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$583,055	$86,959
Accounts receivable, net of allowance for doubtful accounts of $389,000 at June 30, 2001 and December 31, 2000, respectively	379,048	944,225
Inventories	2,741,675	2,286,887
Prepaid expenses and deposits	48,344	58,555
Other Assets	582,440	500,524
Total current assets	4,334,562	3,877,150

Property, plant and equipment, net	3,953,370	4,150,926

License Agreement	1,125,000	1,275,000

Total assets	$9,412,932	$9,303,076
Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities:
Borrowings under Line of Credit	3,412,975	1,158,753
Subordinated debenture with Sinclair Broadcast Group, Inc.	2,000,000	2,000,000
Current portion of long-term lease obligations	245,441	9,494
Accounts payable	1,745,715	1,737,230
Accrued expenses	1,984,490	1,420,094
Customer advances	5,968,494	4,723,430
Deferred Revenue	1,459,753	2,290,085
Other Current Liabilities	450,000	651,000
Total current liabilities	17,266,868	13,990,086

Capital Lease Obligation	3,763,240	3,776,948
License Fee Payable	1,050,000	1,200,000
Non-compete liability	845,912	845,912
Total liabilities	22,926,020	19,812,946

Stockholders' equity (deficiency):
Preferred stock, par value $1.00; 1,000,000 shares authorized,
8% Convertible Redeemable Preferred Stock, 6500 shares issued and outstanding on June 30, 2001 and December 31, 2000, respectively	6500	6,500
Common stock, par value $.01; 30,000,000 shares authorized
6,981,161 shares issued and outstanding on June 30, 2001 and December 31, 2000, respectively	69,812	69,812

Additional paid-in-capital	21,496,778	21,496,778
Additional paid-in-capital - Warrants	336,000	0
Accumulated deficit	(35,422,178)	(32,082,960)
Total stockholder’s equity (deficiency)	(13,513,088)	(10,509,870)
Total liabilities and stockholders' equity	$9,412,932	$9,303,076

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Operations   (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net Sales	$672,334	$954,205	$2,898,512	$3,178,265
Cost of Sales	751,499	1,055,074	2,734,890	3,466,985
Gross Profit	(79,165)	(100,869)	163,622	(288,720)

Operating Expenses:
Engineering, research and development	586,403	139,257	1,163,327	314,866
Selling	284,657	418,142	546,989	697,394
Administration	631,217	873,367	1,355,720	1,518,793
Amortization	75,000	95,374	150,000	152,828
Total Operating Expenses	1,577,277	1,526,140	3,216,036	2,683,881
Operating Loss	(1,656,442)	(1,627,009)	(3,052,414)	(2,972,601)

Other Income (Expense)
Interest Expense, Net	(217,494)	(130,454)	(430,968)	(242,326)
Other Income (expense), Net	(5,284)	0	172,220	0
Loss before income taxes	(1,879,220)	(1,757,463)	(3,311,162)	(3,214,927)
Income taxes	0	0	0	0
Net Loss	(1,879,220)	(1,757,463)	(3,311,162)	(3,214,927)

Dividend on 8% Preferred Stock	(14,028)	(14,028)	(28,056)	(28,056)
Net Loss available to Common Shares	$(1,893,248)	$(1,771,491)	$(3,339,218)	$(3,242,983)

Basic and diluted loss per share	$(0.27)	$(0.25)	$(0.48)	$(0.46)
Weighted average shares outstanding basic and diluted	6,981,161	6,981,161	6,981,161	6,981,161

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Cash Flows   (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,311,162)	$(3,214,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321,542	270,170
Provision for bad debts and loan guarantee	0	446,667

Changes in assets and liabilities:
Accounts receivable and other	483,261	480,867
Inventories	(454,788)	(67,480)
Prepaid expenses and deposits	10,211	239,149
Accounts payable	8,485	(764,918)
Accrued expenses	564,395	324,021
Other current liabilities	18,864	0
Deferred revenue	(830,332)	(485,303)
Customer advances	1,245,064	1,940,626
Net cash used in operating activities	(1,944,460)	(831,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Retirement (Purchase) of property, plant, and equipment	26,014	0
Net cash provided by investing activities	26,014	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance and exercise of warrants	336,000	225,000
Borrowings under line of credit	2,254,222	55,599
Capital lease and license agreements	(147,624)	(42,761)
Repayments on non-compete liability	0	(6,097)
Cash dividends to stockholders	(28,056)	(28,056)
Net cash provided by financing activities	2,414,542	203,685

Net increase (decrease) in cash and cash equivalents	496,096	(627,443)
Cash and cash equivalents at beginning of period	86,959	664,950
Cash and cash equivalents at end of period	$583,055	$37,507

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

3.  Inventories

Inventories comprise:

	June 30,	December 31,
	2001	2000
Raw materials	$1,988,925	$2,158,035
Work in process	1,139,458	139,523
Finished goods	1,129,985	1,506,022
	$4,258,368	$3,803,580
less:
reserve for obsolescence	1,516,693	1,516,693
Net Inventory	$2,741,675	$2,286,887

4.  Property, plant and equipment consisted of the following at:

	June 30,	December 31
	2001	2000
Test Equipment	$1,016,717	$1,048,884
Office Equipment	625,236	619,083
Building and capital lease	3,776,667	3,776,667
	5,418,620	5,444,634

Less accumulated depreciation and amortization	1,465,250	1,293,708
Property, plant and equipment, net	$3,953,370	$4,150,926

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

•         The Company had sales to Sinclair of  $409,762 and $2,415,387 for the three months ended June 30, 2001 and year ended December 31, 2000, respectively.

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

Operations and Business Risk

Due to the nature of our business, it is subject to various risks including, but not limited to, technological and market acceptance of the Company’s product, capital availability, dependence on management and other risks.  The Company shipped the first of its Quantum transmitters in March 2001.  To date, most of the orders for the Company’s Quantum product have been with Sinclair.  There is no current indication that our product will achieve widespread use or acceptance in the television broadcasting industry.  Our competitors, which may be better capitalized, could design products which make ours obsolete or uneconomical.  Since the broadcast industry is regulated by government agencies, notably the Federal Communications Commission, the future direction in standards and the timing of implementation of digital transmissions could change.  This could substantially change or negate the need for our products.  Our design, production, and marketing functions are all highly dependent on certain key individuals.  Should any of those key individuals leave the employ of the company, it is uncertain that adequate replacements could be found.

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