Form 10QSB/A
period 2001-09-30
ACRODYNE COMMUNICATIONS INC
filed 2001-11-20
CIK 883296

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

ACRODYNE COMMUNICATIONS, INC.

Acrodyne Communications, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets

Current Assets:
Cash and cash equivalents	$212,759	$86,959
Accounts receivables, net of allowance for doubtful accounts of $375,000 and $389,000 at September 30, 2001 and December 31, 2000, respectively	720,927	944,225
Inventories	2,956,432	2,286,887
Prepaid expenses and deposits	331,595	58,555
Other current assets	407,102	500,524
Total current assets	4,628,815	3,877,150

Property, plant and equipment, net	3,859,051	4,150,926
License agreement, net	1,125,000	1,275,000
Total Assets	$9,612,866	$9,303,076

Liabilities and Stockholders' Equity (Deficiency)
Borrowings under Line of credit	3,458,753	1,158,753
Subordinated debenture with Sinclair Broadcast Group	2,000,000	2,000,000
Current portion of capital lease obligation	428,340	9,494
Accounts payable	2,316,788	1,737,230
Accrued expenses	2,182,044	1,420,094
Customer advances	5,501,556	4,723,430
Deferred revenue	459,753	2,290,085
Other current liabilities	525,000	651,000
Total current liabilities	16,872,234	13,990,086

Capital lease obligations	3,768,836	3,776,948
License fee payable	1,050,000	1,200,000
Non-compete liability	845,912	845,912
Total liabilities	22,536,982	19,812,946
STOCKHOLDERS’ EQUITY (DEFICIENCY)
8% Convertible Redeemable Preferred Stock, par value $1.00, 1,000,000 shares authorized, 0 shares and 6,500 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	0	6,500
Common stock, par value $.01, 30,000,000 shares authorized, 7,409,608 and 6,981,161 issued and outstanding at September 30, 2000 and December 31, 2000, respectively	70,240	69,812
Additional paid-in capital	21,544,935	21,496,778
Additional paid-in-capital - warrants	336,000	0
Accumulated deficit	(34,875,291)	(32,082,960)

Total stockholders' equity (deficiency)	(12,924,116)	(10,509,870)
Total Liabilities and Stockholders' Equity (Deficiency)	$9,612,866	$9,303,076

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Operations     (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net Sales	$4,740,062	$1,805,406	$7,638,574	$4,983,671
Cost of Sales	3,056,534	3,121,580	5,791,425	6,588,565
Gross Profit (Loss)	1,683,528	(1,316,174)	1,847,149	(1,604,894)

Operating Expenses:
Engineering	379,360	503,837	1,542,687	818,703
Selling	179,338	256,411	726,327	953,805
Administration	293,370	947,312	1,649,089	2,428,185
Amortization	75,000	75,000	225,000	265,748
Goodwill and non-compete write-off	0	4,144,284	0	4,144,284
Total operating expenses	927,068	5,926,844	4,143,103	8,610,725

Operating Profit (Loss)	756,460	(7,243,018)	(2,295,954)	(10,215,619)

Other Income (Expense):
Interest expense, net	(213,337)	(113,045)	(644,305)	(355,371)
Other Income, net	3,764	0	175,984	0
Total other income (expense)	(209,573)	(113,045)	(468,321)	(355,371)

Net Profit (Loss)	546,887	(7,356,063)	(2,764,275)	(10,570,990)

Dividend on 8% preferred stock	0	(14,028)	(28,056)	(42,084)

Net income (loss) available to common shares	$546,887	$(7,370,091)	$(2,792,331)	$(10,613,074)

Basic and diluted Net Income (Loss) per common share	.07	(1.06)	(0.39)	(1.52)
Weighted average shares outstanding – basic and diluted	7,330,438	6,981,161	7,098,866	6,965,011

See notes to consolidated financial statements

Acrodyne Communications, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS     (Unaudited)

	Nine months ended
	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,764,275)	$(10,570,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423,699	389,359
Issuance of warrants for legal proceedings	336,000	0
Provision for lease loan guarantee	0	214,167
Provision for bad debts	13,983	496,990
Write-off of goodwill and non-compete	0	4,144,284

Changes in assets and liabilities:
Accounts receivable and other	302,737	249,405
Inventories	(669,545)	1,583,995
Prepaid and deposits	(273,040)	114,276
Accounts payable	579,558	(1,169,633)
Accrued expenses	804,034	456,514
Other current liabilities	(284,111)
Deferred revenue	(1,830,332)	(485,303)
Customer advances	778,126	3,106,726
Net cash used in operating activities	(2,583,166)	(1,470,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Retirement (Purchase) of property, plant, and equipment	18,176	0
Sale of short-term investment	0	200,000
Net cash provided by investing activities	18,176	200,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance and exercise of warrants	0	225,000
(Repayments) / borrowings under line of credit	2,300,000	(487,248)
Borrowings under debenture	0	1,000,000
Capital lease (repayments) additions	418,846	(55,964)
Repayments on non-compete liability	0	(9,180)
Dividends on convertible preferred stock	(28,056)	(42,084)
Net cash provided by financing activities	2,690,790	630,524

Net increase (decrease) in cash and cash equivalents	125,800	(639,686)
Cash and cash equivalents at beginning of period	86,959	664,950
Cash and cash equivalents at end of period	$212,759	$25,264

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

3.  INVENTORIES

Inventories comprise:
	September 30, 2001	December 31, 2000

Raw materials	3,129,289	2,158,035
Work in process	878,927	139,523
Finished goods	464,909	1,506,022
	4,473,125	3,803,580
Less:
Reserve for obsolescence	1,516,693	1,516,693

Net Inventory	2,956,432	2,286,887

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

None of the options or warrants had a dilutive effect due to the fact that the average market price of the common stock during the period was less than the exercise price of the options and warrants.

6.  Related Party Transactions

The Company has a number of transactions with Sinclair Broadcasting  (Sinclair) which also owns 35% of the common stock at September 30, 2001.  The Company was indebtedto Sinclair in the amount of $5,458,753 and $2,158,753 as of September 30, 2001 and December 31, 2000, respectively.

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

RESULTS OF OPERATIONS

Within the following discussion, unless otherwise stated, “quarter” and “nine-month period” refer to the third quarter of fiscal 2001 and the nine months ended September 30, 2001. All comparison discussions are with the corresponding periods in the previous year unless otherwise stated.

The following compares our summary results of operations for the three and nine-month periods ended September 30, 2001 and 2000:

	Three Months Ended September 30,				Nine Months ended September 30

	2001		2000		2001		2000

Net Sales	$4,740,062	100.0%	$1,805,406	100.0%	$7,638,574	100.0%	$4,983,671	100.0%
Cost of Sales	3,056,534	64.5%	3,121,580	172.9%	5,791,425	75.8%	6,588,565	132.2%
Gross profit / (loss)	1,683,528	35.5%	(1,316,174)	(72.9)%	1,847,149	24.2%	(1,604,894)	32.2%
Operating Expenses	927,068	19.6%	5,926,844	328.3%	4,143,103	54.3%	8,610,725	172.8%
Operating profit / (loss)	756,460	15.9%	(7,243,018)	(401.2)%	(2,295,954)	(30.1)%	(10,215,619)	(205.0)%
Interest expense, net	209,573	4.4%	113,045	6.3%	468,321	6.1%	355,371	7.1%
Net income (loss)	$546,887	11.5%	$(7,356,063)	(407.5)%	$2,764,275	(36.2)%	$(10,570,990)	(212.1)%

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

Operating expenses for the 2001 quarter were less than in previous quarters.   Prior quarters in 2001 were adversely impacted by legal, consulting, and accounting fees associated with our financial restatements and a shareholder lawsuit.  The September quarter in 2000 was effected by the write off of goodwill and “non-compete” asset (see below), amortization of a licensing agreement with Sinclair, increase in the reserve for bad debts, and costs incurred in the connection with the review of internal controls and restatement of financial results.

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