Form 10KSB
period 2001-12-31
ACRODYNE COMMUNICATIONS INC
filed 2002-04-01
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001

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
(Issuer’s Telephone Number, Including Area Code)

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

Yes     ☒         No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenues for its most recent fiscal year:  $13,895,261

The aggregate market value of the voting stock held by non-affiliates of the Registrant is  $3,177,379 computed by reference to the closing price of such stock (a bid and ask price was not available), as of  March 22, 2002.  This computation is based upon the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of  March 28, 2002 the registrant had outstanding 7,409,608 shares of common stock, par value $0.01

ACRODYNE COMMUNICATIONS, INC.

FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

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

Item 11
Security Ownership of Certain Beneficial Owners and Management

Item 12
Certain Relationships and Related Transactions

Item 13
Exhibits and Reports on Form 8-K

SIGNATURES.

PART I

Item 1.  Description of Business

THE COMPANY. We are Acrodyne Holdings, Inc., a Delaware corporation, which was formed in May 1991. In 1995, we changed our name to Acrodyne Communications, Inc. which we operate in one industry segment — the design, manufacture and marketing of television broadcast transmitters, which are sold in the United States and internationally.

On May 16, 1994, we entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc., a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification.  The acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering of our common stock.

On January 27, 1999, we finalized a strategic agreement with the Sinclair Broadcast Group (“Sinclair”).  Under this agreement Sinclair invested $4.3 million in consideration for 1,431,333 shares of our common stock and the issuance of warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon our achievement of increased product sales or products with new technology.  See additional discussion in the Significant and Recent Events section of this document.

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

ACRODYNE PRODUCTS AND SERVICES

Overview

We design, manufacture and market digital and analog television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions.  The useful life of a television transmitter or translator is approximately 20 years.  Our television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design which permits us to respond to specific customer requests. We classify our transmitters into two categories based upon the power output amplifier design.  For higher power requirements we use IOT (Inductive Output Tube) power amplifiers.  For low power requirements we use Solid State (transistors) output amplifiers.  Lower power transmitters and higher power transmitters transmit signals in both UHF and VHF frequency bands.  The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen.  Each transmitter permits the sender to broadcast over one channel.

All of our television transmitters feature enhanced linear amplifiers.   Such units feature easy to read diagnostic displays and meters which clearly indicate a unit’s operating condition.  Units automatically shut down for self-protection if out-of-tolerance conditions are encountered. We believe that our television transmitters are relatively easy to maintain since they utilize common modules and parts.  Other operating features include full remote control, telemetry and status functions, and a modular design which allows for cost-effective expansion to higher output power levels.

Lower Power Analog and Digital Television Transmitters

Lower power analog and digital television transmitters with power outputs of up to 10 kilowatts are used by both Full Power Broadcast Stations and “LPTV Stations”, a United States classification, which are limited by the Federal Communications Commission (“FCC”) to power output levels of 10 watts in the VHF band and 10 kilowatts in the UHF band.  Although virtually all of our lower power transmitters are solid state, we did produce some models using single Diacrode tube final amplifiers for certain customers.  Solid-state refers to the physical make-up of the transmitter components. Instead of vacuum tubes where electron flow takes place in a vacuum, solid state transmitters utilize transistors, which have crystalline structures.  Diacrode tubes are multi-electrode, vacuum tube amplifying devices used in the final power stage of both lower and higher power television transmitters.

UHF solid-state television transmitters are particularly well suited for lower power applications in broadcasting.  Solid State transmitters typically satisfy broadcast applications up to 10 kilowatts, after which tube technology becomes cost effective.  In addition, there is a substantial market overseas for these UHF transmitters.  We partner in certain markets approved in the Marketing and Sales agreement with Rohde & Schwarz (detailed below).  Power ranges are from 10 watts up to 40 kilowatts in UHF and up to 10 kilowatts in the VHF frequency spectra for domestic and international television formats.  Substantially all of the lower power transmitters sold by us have been solid state as compared to Diacrode and IOT (Inductive Output Tube) based designs.

Higher Power UHF Analog and Digital Television Transmitters

Higher power UHF analog television transmitters range in power from above 20 kilowatts to 240 kilowatts and higher.  For television transmitters with higher power output levels, we use IOT (Inductive Output Tube) tubes which use water cooling to prolong their useful lives.  Such advanced design features significantly reduce the operating costs of these transmitters.  At identical output power, the power consumption of an IOT transmitter is approximately 50% less than that of a transmitter using klystron tubes, a high power vacuum tube amplifying device, which is the predecessor of the current IOT tube technology.

We also produce IOT television transmitters, which have power ratings in multiples of 70 kilowatts in analog and 30 kilowatts in digital. We have produced a 60-kilowatt Digital UHF transmitter by combining two 30-kilowatt IOT tube transmitters.

Auxiliary Products and Services

In addition to manufacturing and selling our transmitters and translators, we also offer television broadcasters a value-added complete broadcast system which includes the procurement, systems integration and installation of the television transmitter and antenna and related accessory equipment.  Such products and services are provided to both higher power and lower power broadcasters. Upon request, our technicians also supervise the installation of television transmitters on-site, in the United States and abroad.  Our technicians perform additional testing after the transmitter has been connected to the station’s programming sources and the transmission antenna to assure that the television transmitter operates as intended.  This is an ongoing commitment to provide full service to today’s broadcasters and will continue as part of our offering one-stop shopping to our customers.

NEW PRODUCTS

We expanded our solid state product line to 40 kilowatts analog and 10 kilowatts digital

The forthcoming digitization of television networks in the United States, the world’s single most significant market for television transmitters, has created greater demand for digital broadcasting technology.  This demand offers the opportunity to take advantage of the emerging market, not only with high power transmitters, but also with solid-state and medium power transmitters.  On November 29, 1999, Acrodyne and Rohde & Schwartz, the world’s foremost manufacturer of solid-state transmitters formed a strategic alliance.  The Rohde & Schwarz group of companies, with headquarters in Munich, Germany, develops, produces and markets communication test and measurement instruments and systems.  It gave exclusive rights to us to market and sell Rohde & Schwarz solid state transmitter products in the United States.  This agreement also includes technology and product sales agreement to support a new line of our high power transmitter products.

New line of IOT-equipped television transmitters developed at Sinclair

In March 2000, we reached a definitive agreement with Sinclair to exclusively manufacture and sell the Sinclair designed “Quantum” IOT transmitter line.  Sinclair created this newly developed line of transmitter products at its Hunt Valley, Maryland, headquarters to meet its own internal digital and analog requirements and has licensed this technology to us.  The Quantum line was conceived by broadcasters and designed by the same Emmy award winning talents that invented IOT transmitters over ten years ago.  The digital version of the Quantum line is designed to be capable of both 8-VSB and COFDM service.  We introduced this advanced line of transmitters at the National Association of Broadcasters April 2001 Show in Las Vegas.

With the addition of the Rohde & Schwarz solid-state products and the introduction of the new Quantum IOT products, we feel that we have the broadest transmitter product line in the industry.

THE TELEVISION TRANSMISSION INDUSTRY

Approximately 9,903 analog and digital translators and television transmitters with an output power level of one watt or more are in operation in the United States.  Of these, more than 1,940 television transmitters in the United States have an output power level of five kilowatts or more.  As of December 31, 2001, we had sold and delivered, since our inception, 1,773 lower power transmitters and 125 higher power transmitters in the United States and 1,657 lower power transmitters and 90 higher power transmitters abroad.

Digital Television (formerly High Definition Television - “HDTV”) encompasses higher fidelity video and audio production, transmission and display technologies, and promises to provide television viewers with greater picture resolution, improved color fidelity, and higher fidelity surround sound audio. We believe that digital television (“DTV”) is the largest emerging market for the manufacturers of television broadcasting equipment.  In December 1996, the FCC announced its decision concerning the transmitted format to be used for the transmission of DTV signals relieving the speculation that had taken place for several years.  In the first quarter of 1997, the FCC allocated DTV channels in the UHF band for each full service television station in the country.  Based on the most recent FCC pronouncements, those channels will co-exist with each station’s existing VHF or UHF channel for nine years after the selection of a transmission standard and adoption of a Table of Allotments, after which the pre-existing channel must be surrendered.  Each station will be required to apply for a construction permit to install one DTV transmitter during the three year phase-in period and will have three years to construct such a facility. During the remainder of the nine year transition, each licensee may transmit on the assigned DTV channel and its regular channel.  At the end of the nine year period, each licensee must surrender the non-DTV channel. Each DTV channel will require its own transmitter and antenna if the channel assignments are not adjacent.

We believe that it we can capitalize on the opportunities afforded by this emerging market because our current product line, as well as our planned digital amplitude modulator-transmitters, can be re-engineered to be compatible with the DTV digital transmission format selected.

GROWTH STRATEGY

We believe that we can increase sales of our transmitters based on a growth strategy centered on the following principles:

•                  Expand our sales and marketing activities (Direct Sales/Agents and Distributors).

•                  Continually update and streamline the manufacturing facility to support growth.

•                  Continually improve the new line of Quantum IOT transmitters with the incorporation of the latest generation technology to garner increased market share.

•                  Drive the manufacturing cost of the Quantum down through continual value engineering.

MARKETING AND SALES

Marketing Strategy

Sales department representatives are strategically located to respond to client needs in an efficient and economical manner.  When we pursue higher power opportunities domestically, we compete with major international manufacturers.  The sales department organizes, prepares and presents proposal and bid packages to a potential client based on the most cost effective design, taking into account the client’s exact requirements and optimum engineering and manufacturing considerations.  The goal of the sales department is to broaden our client base in an effort to establish a steady stream of purchasers of our products.

Domestic Sales

Domestic sales accounted for approximately 96% of our net sales in 2001. Transmitter equipment and turnkey systems are sold directly to television station operators.  Domestic sales are handled by regional sales managers located in field offices supported by management and applications personnel at our factory. Regular contact promotes coordination of effort for optimum performance.  Domestic sales negotiations often require weeks or months of consultative effort. All domestic sales staff is required to have in-depth industry knowledge to guide the prospective client to cost effective, responsible purchasing decisions.

International Sales

International sales accounted for approximately 4% of net sales in 2001.  Independent manufacturers’ representatives and distributors, who normally have specific account affiliations within a particular country, operate on an exclusive and non-exclusive basis and receive a negotiated commission rate.

Customer Base

Our business has historically been dependent upon a relatively small number of significant transmitter sales with one-time customers.  With the launch of the Quantum transmitter line the company is targeting the entire professional broadcast industry.  In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  Total sales to Sinclair accounted for $8,795,294 or 63% of sales in 2001.

GOVERNMENT REGULATION

Industry Regulation

Transmission characteristics are regulated in the United States by the FCC and abroad by local governments and international treaties.  United States television transmission is in either the VHF band, covering the frequency ranges from 54 MHz (Channel 2) to 88 MHz (Channel 6) and 174 MHz (Channel 7) to 216 MHz (Channel 13), or the UHF band, covering the frequency range from 470 MHz (Channel 14) to 806 MHz (Channel 69).  Users include governments, not-for-profit and privately owned and operated commercial, educational, foreign language and religious broadcasters.  United States broadcasters are regulated by the FCC as to operating characteristics and suitability of ownership.  We have registered all of our television translators and transmitters with the FCC and believe that our products and procedures satisfy all the criteria necessary to comply with the regulations of the FCC. In addition to the FCC, foreign governments regulate radio-frequency broadcast equipment operating within their borders.  However, the United States and almost all foreign governments are parties to international treaties which adhere to frequency allocation and interference criteria.

Environmental Regulation

We believe we are in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

COMPETITION

We compete, with respect to lower power applications, on the basis of product features, quality, technology, dependability, life cycle, acquisition and operating costs.  The domestic lower power UHF market is dominated by a small number of American companies.  We compete with specialty firms of similar size and resources, such as EMCEE Broadcast Partners, LARCAN-Television Technology Corp. and Axcera in this market. The VHF market represents an insignificant percentage of our sales.  Unlike the lower power domestic market, the higher power domestic market is characterized by intense competition from companies that are much larger than us and which possess significantly greater resources.  The higher power transmitter market is dominated by suppliers such as Thales and Harris Corporation (“Harris”).  Both Thales and Harris have access to significant resources, both financial and otherwise.

CURRENT MANUFACTURING

We completed our move to a new 44,000 square foot manufacturing facility in Phoenixville, Pennsylvania, during the fourth quarter of 2000. Our manufacturing department is primarily involved in final system assembly. All phases of assembly are performed in a single open area comprising approximately 15,000 square feet.  We do not utilize, and are not dependent upon, any unusual raw materials or processes in the design of our products. Major purchased parts include fabricated printed circuit boards, water-cooling pumps, specialized output filters, power transformers, inductive output power tubes and cavities.

Chemical etching of circuit boards and painting of cabinets is performed by outside suppliers to minimize the potential for adverse environmental consequences at our facility.  Assembly had occurred in a build-to-order shop environment utilizing standard assembly modules depending on the frequency and output power level of the transmitter.

PATENTS, TRADEMARKS, and LICENSES

We are the owner of seven patents which are related to our former product lines.  These patents are not applicable to our new, digital product line and the company no longer desires to support these patents legally or financially.

During March 2000, the Company entered into a 10-year license agreement (the “License Agreement”) with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company will pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, the Company shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.  At end of the tenth year, the Company has the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

EMPLOYEES

At the end of 2001, we employed approximately 65 individuals on a full-time basis none of whom are union members.  We believe we have a good relationship with our employees.

Item 2.  Description of Current and Future Property

Relocation of Operations

Our headquarters and manufacturing facility had been located at 516 Township Line Road in Blue Bell, Pennsylvania, 19422.  This site included a 30,000 square foot single story building on approximately ten acres. In late October 1999, we announced the signing of an agreement for the construction of a 44,000 square foot manufacturing facility.  The new building includes the financial and operations teams, plus state-of-the-art manufacturing capable of continuing our transition into the digital era and beyond.  The manufacturing facility is designed to incorporate modern flow manufacturing techniques with greatly expanded capabilities for high power testing of new technology transmitters.  A complete training facility is also included for customer seminars and instructions.  The relocation was completed in the fourth quarter of 2000.  The operations facility is located in Phoenixville, Montgomery County, Pennsylvania, a suburb of Philadelphia.  The financial arrangements for the construction and occupation of this new facility were supported by the financial strength of Sinclair (See Certain Relationships and Related Transactions) which has leased this property from an independent firm.  Sinclair has subleased this property to us.   The lease carries a 15 year term and is renewable for two five-year terms. We moved our Corporate headquarters and new product development function to Cockeysville, Maryland, in the third quarter of 2000, where we lease 7,147 square feet of space on a monthly basis.

Item 3.  Legal Proceedings

In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division).  These four lawsuits were consolidated into a single lawsuit (the “Lawsuit”).  The Lawsuit asserted that we issued false and misleading financial statements.  On April 9, 2001, we reached a settlement (the “ Settlement”) with plaintiffs’ counsel.  The Settlement required us to issue plaintiffs five (5) year warrants to purchase One Million Six Hundred Thousand (1,600,000) shares of our voting common stock at an exercise price of One Dollar ($1.00) per share and to pay the class plaintiffs Seven Hundred Fifty Thousand Dollars ($750,000).  The cash portion of the Settlement was funded by our officers’ and directors indemnity insurance policy.  The settlement; certified the Lawsuit as a class action; defined those entitled to be included as plaintiffs in the Lawsuit; identified the period during which claims arose; identified a lead plaintiff; set a date of June 26, 2001 as the date for a “Settlement Fairness Hearing;” reserved its right to review the Settlement and/or enter a final judgment approving the Settlement and dismissing the Lawsuit; established a mailing date of April 27, 2001 for plaintiffs’ counsel to cause a “Notice and Proof of Claim and Release Form” to be mailed to the class member plaintiffs; approved the form of “Publication Notice” of the pendency of the Lawsuit and Settlement; established a date of not later than August 24, 2001 for receipt of a properly executed “Proof of Claim and Release Form” for those plaintiffs entitled to participate in the Settlement; set certain conditions precedent to the acceptance of the “Proof of Claim and Release Form;” established the date of June 11, 2001 as the final day for any class plaintiff to request exclusion from the Settlement class; and set the date for considering comments and/or objections to the Settlement, “Plan of Allocation,” or the award of attorneys’ fees and reimbursement of expenses as of June 11, 2001. On June 26, 2001, the Court (i) found the Settlement to be fair, reasonable, and adequate and in the best interests of the parties; (ii) settled, released, discharged and dismissed with prejudice the cases against the defendants; (iii) determined that neither the settlement nor any of the documents or statements associated therewith are, or shall be construed as, a concession or admission by the defendants of the existence of any damages or wrongdoing; and (iv) awarded the plaintiffs’ counsel 25% of the gross amount of the Settlement fund as attorneys’ fees, which amount is to be paid out of the Settlement fund. As a result of the Settlement, during the three months ended March 31, 2001, the Company recorded a charge to operations of  $336,000 which represented the fair value of the warrants issued.

The SEC is currently conducting an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne has not been charged with any wrongdoing,  is cooperating fully with the investigation, and has supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee have been subpoenaed and testified before attorneys for the SEC.  The duration, facts, and outcome of the investigation can not be estimated by the company at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security Holders in the fourth quarter of 2000 or since then.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

Since October 1994 the principal market on which our common stock, units and warrants have been quoted is the NASDAQ Small Cap over-the-counter market under the symbols ACRO, ACROU and ACROW, respectively.  ACROU (units) and ACROW (warrants) ceased trading on July 29, 1996.  On September 20, 2000, we announced that we would be delisted from the Nasdaq Small Cap market effective September 21, 2000.  Nasdaq suspended trading in our shares on August 14, 2000, after we announced that we would not file our Form 10-QSB for the quarter ended June 30, 2000 on a timely basis. We also announced that we were reviewing our financial statements for prior periods. The Nasdaq subsequently issued a notice of delisting which we originally appealed on August 28, 2000, and subsequently withdrew our appeal when we realized that we could not make timely filings.  Our securities will not be eligible for quotation on the OTC Bulletin Board until our periodic financial reports are filed and relisting criteria are met.

HOLDERS

As of  March 21, 2002, there were 113 holders of record of our common stock.

DIVIDENDS

No dividends on our common stock were declared during fiscal 2001 and 2000.  We do not intend to pay cash dividends on our common stock in the foreseeable future.  We paid cash dividends of  $42,084 in 2000 to the holders of our 8% convertible redeemable preferred stock as required by the terms of such stock agreements.  Dividends on our 8% convertible redeemable preferred stock were suspended in the fourth quarter of 2000.  On July 17, 2001, we entered into an agreement to exchange all the outstanding shares of our 8% Convertible Redeemable Preferred Stock and the dividends in arrears for 428,447 shares of our Common Stock.

PRICE RANGE OF SECURITIES

The following table sets forth the high and low bid prices for shares of our common stock for the periods indicated, as supplied by NASDAQ. These quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There has been only limited and sporadic trading in our securities.

	High	Low

March 31, 2001	$1.09	$0.27
June 30, 2001	1.04	0.41
September 30, 2001	0.99	0.35
December 31, 2001	0.95	0.16

As mentioned previously Nasdaq suspended trading of our stock on August 14, 2000.  The high and low price of the stock from June 30, 2000 to the suspension date was $2-1/2 and $1-1/4.

Item 6.  Management Discussion and Analysis

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2001, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring our options to raise capital.  Among the options is a potential recapitalization by Sinclair Broadcast Group, Inc. (“Sinclair”).  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts that we owe to Sinclair and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  As a result of this transaction, Sinclair could own approximately 80% of our common stock. In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  No formal recapitalization plan has been executed.  See “Subsequent Event” below for additional information concerning future liquidity.

Overview

The business of Acrodyne Communications, Inc is conducted through our sole operating subsidiary Acrodyne Industries, Inc. (“Acrodyne”).

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2000
NET SALES	$13,895,261	$6,895,829
COST OF SALES	9,801,459	8,729,960
Gross profit (loss)	4,093,802	(1,834,131)
OPERATING EXPENSES:
Engineering	2,052,644	1,701,258
Selling	1,069,504	1,162,202
Administration	2,557,414	3,034,253
Amortization of intangible assets	300,000	340,749
Goodwill and non-compete write-off	—	4,144,284
Total operating expenses	5,979,562	10,382,746
Operating loss	(1,885,760)	(12,216,877)
OTHER (EXPENSES) INCOME:
Interest expense, net	(854,919)	(775,020)
Other income	171,475	7,711
Loss before income taxes	(2,569,204)	(12,984,186)
INCOME TAXES	—	—
NET LOSS	(2,569,204)	(12,984,186)
DIVIDEND ON 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK	(28,056)	(52,000)

INDUCEMENT TO CONVERT PREFERRED TO COMMON STOCK	(208,591)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,805,851)	$(13,036,186)

NET LOSS PER COMMON SHARES – BASIC AND DILUTED	$(0.39)	$(1.84)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,177,189	7,097,789

Net sales for the year ended December 31, 2001 were $13,895,261 as compared to $6,895,829 in 2000, a 101.5% increase.  Much of the increase was attributable to Quantum sales to Sinclair Broadcast Group (SBG).  Sales to SBG rose from $2,591,364 to $8,795,294.  Sales in the first two quarters of the year were lower as the product line was transitioned from the old product line to the new, high power, digital, Quantum line.   During the fourth quarter of the year our first Quantum transmitters were sold to an unrelated party.

The gross margins increased to 29.5% in 2001 from (26.6)% in 2000.  The introduction of the Quantum line resulted in higher sales volume, manufacturing efficiencies, and more favorable pricing associated with high power products.  In the third quarter of 2001 we recorded approximately $600,000 of gross margin related to a program termination.  There was a charge in 2000 of $748,761 to the reserve for excess and obsolete inventory which negatively impacted margin.

Selling expenses declined by $92,698 to $1,069,504 in 2001 as compared to $1,162,202 in 2000, a 8.0% decrease.  This was mainly due to the reorganization and restructuring of the sales force and a reduction of commission expense, as Sinclair sales are exempt from commission.

Administration expense decreased by $176,839 to $2,857,414 in 2001 as compared to $3,034,253 in 2000, a 5.8% decrease.   This decrease was primarily due to a decrease of $264,000 in legal costs in connection with our delisting from Nasdaq, restatements of our financial statements for 1998 and 1999 and shareholder litigation.

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

Interest expense in 2001 increased due to an increase in the weighted-average outstanding borrowings under our credit facilities with Sinclair.

No federal or state income tax benefits associated with the 2001 or 2000 losses have been recorded due to our belief that such benefits will, more than likely, not be realized.

Operations and Business Risk

Due to the nature of our business, we are subject to various risks including, but not limited to, technological and market acceptance of our product, capital availability, dependence on management and other risks.

We have been in the process of developing products and applications using digital transmission technology.  Related to this process, we entered into a license agreement with Sinclair in March 2001 (see Note 9).  We shipped the first of our digital transmitters in March 2001.  To date, most of the orders for our digital product are from Sinclair.

Since the acquisition of Acrodyne Industries in 1994, we have incurred significant losses including net losses of $2,569,204 and $12,984,186 in 2001 and 2000, respectively.  In addition, we have generated operating cash flow deficits of $3,877,708 and $2,306,348 in 2001 and 2000, respectively.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $3,805,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, our Credit Facility with Sinclair (see Note 6) and customer advances. As of December 31, 2001 and 2000, Sinclair owned 32.6% and 34.6% of our common stock, respectively, and has warrants to purchase 8,644,225 additional shares (see Notes 7 and 9), which represented 60.4% of our common stock on a fully diluted basis.

Sinclair had provided a guarantee of our $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the bank (see Note 6).  In March 2000, Sinclair agreed to provide additional funds to us of up to $2,000,000 under terms of a subordinated debenture (see Note 9).  On April 27, 2001, we entered into an additional $4,000,000 line of  credit facility with Sinclair.   This line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring options available to raise capital.  Among the options is a potential recapitalization by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by us and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  As a result of this transaction, Sinclair could own approximately 80% of our common stock. In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  No formal recapitalization plan has been executed.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our activities primarily from customer advances, internally generated funds, proceeds from the sale of equity securities and use of our credit facilities.  At December 31, 2001, we had a working capital deficit of $11,911,144 compared to a working capital deficit of $10,112,936 at December 31, 2000.  The decrease in working capital primarily resulted from additional borrowings of $3,975,006 under our credit facility with Sinclair.  A decrease in customer advances of $1,843,435 ($1,553,122 from Sinclair) partially offset the increase in the credit facility.

In September 1999, we established a new $2,500,000 credit facility (the “Credit Facility”) arrangement with a bank for working capital purposes to replace our then existing bank credit facilities.  The credit facility bore an interest rate of LIBOR plus 200 basis points.  The new facility was available on a standard formula basis involving qualified accounts receivable and inventory and contained certain covenants having to do with the maintenance of a minimum tangible net worth.  As of December 31, 1999, we were not in compliance with terms of the credit facility.  The bank provided a waiver for the 1999 event of default.  The credit facility was collateralized by all of our personal property and expired on October 31, 2000.  In connection with obtaining this facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of our obligations under the facility.  We agreed to issue Sinclair $200,000 of our common stock (83,000 shares) as compensation for the guarantee.  In October 2000, Sinclair purchased the $2,500,000 line of credit from the bank and filed related UCC liens against our personal property, which eliminated the Sinclair guarantee. At December 31, 2001 and 2000 the borrowing on this credit facility was $1,158,753. On April 27, 2001, we secured an additional $4,000,000 line of credit facility with Sinclair.  The credit facility requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  At December 31, 2001 we had borrowed approximately $3,975,000 against the line.

Material Commitments for Capital Expenditures

We do not have any material commitments for capital expenditures other than our commitment under the sublease agreement with Sinclair.  This sublease agreement relates to our new manufacturing and support facility located in Phoenixville, Pennsylvania.  This agreement requires annual payments of rent starting at $460,515 escalating by 3% per year for the first five years.  For years six through fifteen the aggregate payment is $6,331,485 (see Note 10 to the consolidated financial statements).  We occupied the facility during the fourth quarter of 2000 and recorded the transaction as a capital lease.

Future Liquidity

At December 31, 2001, we had a working capital deficit and accumulated deficit of $11,911,144 and $34,888,811, respectively.  We have incurred operating cash flow deficits and experienced net losses of $2,569,204 in 2001 and $12,984,186 in 2000.  We have funded our cash requirements in 2000 and 2001 with proceeds from a $4,000,000 credit facility obtained from Sinclair in April 2001 (see discussion below), a $2,500,000 credit facility, a $2,000,000 subordinated debenture issued to Sinclair in March 2000 and customer advances.  We may require additional capital to fund our expansion into the digital television market and any additional operating losses, should they occur.  Our ability to continue as a going concern is dependent upon the generation of sufficient revenues to support our operations and continued support from Sinclair.  There can be no assurance that we will be able to obtain the necessary capital to fund operating needs and finance the planned investment needs or to generate sufficient revenue to achieve and sustain positive cash flow.

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2001, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern. Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring our options to raise capital.  Among the options is a potential recapitalization by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts that we owe to Sinclair and Sinclair would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit. As a result of this transaction, Sinclair could own approximately 80% of our common stock. In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  No formal recapitalization plan has been executed. See “Subsequent Event” below for additional information concerning future liquidity.

SIGNIFICANT EVENTS

On January 27, 1999, Sinclair invested $4,300,000 in return for 1,431,333 shares of our common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share.  Sinclair acquired an additional 800,000 shares of common stock previously held by outside investors and was issued 112,000 shares on December 20, 1999 in accordance with our Guaranty and Lease Compensation Agreement.  As of December 31, 2001, Sinclair held an aggregate of 2,418,333 shares of our common stock, representing approximately 32.6% of issued common stock, assuming no warrants are exercised.

On September 4, 1998, we sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) in a private placement to Scorpion-Acrodyne Investors L.L.C. (“S-A”) and the Newlight Associates funds for net proceeds of $972,668.  The Series A Preferred Stock was redeemable by us at any time and carried an 8% dividend rate.  The Series A Preferred Stock was convertible at the option of the holder into our Common Stock at a conversion price of $3.0625 per share.  In connection with the investment, the investors received 500,000 warrants of common stock with an exercise price of $3.00 per warrant and are exercisable through November 7, 2002.  In addition, S-A partners received 25,000 similar warrants for arranging the equity financing.  On January 27, 1999 we redeemed this Series A Preferred Stock for $998,531 with the proceeds from the sale of stock and warrants to Sinclair.

In February 2000, we terminated 18 of our employees in an effort to control costs in anticipation of lower than forecasted sales volume in the near term and to maintain our working capital.

During March 2000, we entered into a 10-year license agreement (the “License Agreement”) with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, we will pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, we shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by us attributable to the License Agreement.  At end of the tenth year, we have the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, we entered into a subordinated debenture agreement (the “Debenture”) with Sinclair.  Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%.  The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand by Sinclair.  Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our common stock at $3.45 per share.  As of December 31, 2001, we have drawn $2,000,000 against this Debenture to fund operating needs.

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

On July 17, 2001, we entered into an agreement to exchange all the outstanding shares of our 8% Convertible Redeemable Preferred Stock and dividend payments in arrears for 428,447 shares of our Common Stock.

Forward-Looking Statements

Certain information contained in this report including, without limitation, information appearing under Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Securities Act of 1933 and the Exchange Act of 1934 (also known as the Private Securities Litigation Reform Act of 1995).  Words and expressions that do not relate to historical information are “forward looking statements”.  Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.”  SAB No. 101 summarizes certain of the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.  Guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements.  We adopted SAB No. 101 in 2000 (see additional discussion in Note 2 to the consolidated financial statements).

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

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.   SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  Major provisions of these Statements and their effective dates for the Company are as follows:

•                  All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•                  Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

•                  Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.  Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•                  effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

•                  all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Management believes that SFAS 141 and 142 will not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it cease operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

Item 7.  Financial Statements

The consolidated financial statements required in response to this Item are listed under Item I of Part IV of this report.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 24, 1999, our Board of Directors unanimously resolved to appoint Arthur Andersen LLP as our independent accountant for the fiscal year ended December 31, 1999, and to discontinue the services of PricewaterhouseCoopers LLP, which had served as our independent accountant since May 1991.  In connection with its audits for the past two fiscal years ended December 31, 1998 and 1997, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.  In the past two fiscal years, PricewaterhouseCoopers’ reports did not contain an adverse opinion, or disclaim an opinion and was not modified as to uncertainty, audit scope, or accounting principles.

On November 16, 2001 our Board of Directors unanimously approved Grant Thornton LLP as our independent accountant for the fiscal year ended December 31, 2001 and to discontinue the services of Arthur Andersen LLP (Andersen).  During the 2 most recent fiscal years and interim period thru November 16, 2001 there were no disagreements with Andersen on any matter of auditing scope or procedure, accounting principles or practices, or financial statement disclosures, which disagreements, if not resolved to the satisfaction of Andersen, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements.  As of November 16, 2001, the Company had not filed its 2001 interim period financial statements on Form 10Q.  Accordingly, Andersen did not perform a review of these financial statements in accordance with the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 71 for such periods.  Also, as disclosed in the Company's Forms 10Q for 1999 and 2000, the Company concluded that its internal controls for the preparation of interim financial information did not provide an adequate basis for its independent public accountants to complete reviews of the quarterly data in accordance with standards established by the AICPA.  Andersen's audit report on the Company's financial statements for the year ended December 31, 1999 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.  Andersen's report on the Company's financial statements for the year ended December 31, 2000 contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Our directors, officers and significant employees as of December 31, 2001 were:

Name	Age	Position with Company	Served as Director/Officer Since
Nat S. Ostroff	61	Chairman of the Board of Directors	January 1999
A. Robert Mancuso	63	Director and former President	May 1991
Martin J. Hermann	62	Director	May 1991
David S. Smith	51	Director	January 1999
David B. Amy	49	Director and Secretary	January 1999
Richard P. Flam	58	Director	January 1999
Michael E. Anderson	46	Director	March 1999
William H. Barclay	60	Vice President Manufacturing	June 1999
John Strzelecki	59	Executive Vice President	November 2001
Robert E. Woodruff, Jr	51	Chief Financial Officer	November 2001

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

A. ROBERT MANCUSO was President and Chief Executive Officer since May 1991. Mr. Mancuso had also served as the Chairman of the Board of Directors from October 1994 through January 1999. Mr. Mancuso has also served as President and Chief Executive Officer of Acrodyne Industries, Inc. a wholly-owned subsidiary, since we acquired it in October 1994. From July 1991 to October 1994, he was also president of R.M. Hudson Co., Inc., financial consultants for mergers and acquisitions.  From January 1987 to June 1991, he served as vice president of Reichhold Chemicals, a specialty chemical company. From January 1987 to June 1991, he also served as president of RBH Dispersions, another specialty chemical company.  From July 1986 to December 1989, he was senior vice president of Polychrome Corporation, a manufacturer of film and printing plates for the ink industry.  Prior to 1986, Mr. Mancuso was employed by Union Carbide Corporation for 26 years.  Mr. Mancuso submitted his resignation of his position as President and CEO of Acrodyne Communications, Inc. effective July 1, 2000.  Mr. Mancuso continues to serve as a member of the Board of Directors.

MARTIN J. HERMANN has served as Secretary and General Counsel from May 1991 through January 27, 1999. Mr. Hermann serves as Director, a position he has held since October 1994. Mr. Hermann has been engaged in the private practice of law since 1963.

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

DAVID B. AMY has served as Director since he was elected at the special meeting of stockholders held on January 27, 1999. Mr. Amy has served as Executive Vice President and Chief Financial Officer of Sinclair since October 1994. In addition, he serves as Secretary of Sinclair Communications, Inc., a Sinclair subsidiary, which owns and operates Sinclair’s broadcasting operations.  From 1986 until October 1994, Mr. Amy served as Sinclair’s Corporate Controller. Mr. Amy originally joined Sinclair in 1986, as a business manager for WPTT in Pittsburgh, Pennsylvania.

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

JOHN F. STRZELECKI joined Acrodyne as Executive Vice President on November 20, 2001.  Prior to joining Acrodyne Mr. Strzelecki was Vice President/Chief Financial Officer of Wireless Spectrum Services, Inc.  Mr. Strzelecki began his career with the audit firm of Cooper & Lybrand and served as Chief Financial Officer of AM Communications, Inc., a publicly held company after serving in the U.S. Marines.  Mr. Strzelecki received a B.S. in Accounting from LaSalle College.

ROBERT E. WOODRUFF, JR. started with Acrodyne as Corporate Controller on January 29, 2001.  On November 20, 2001 he was promoted to Chief Financial Officer.  Prior to joining Acrodyne, Mr. Woodruff was Vice President, Finance and Administration for D. A. Lewis and Associates, a direct mail and computer services company in Doylestown, Pennsylvania.  Mr. Woodruff is a graduate of the General Electric Financial Management Program and obtained his B.S. in Finance and his M.B.A. in both Finance and Accounting from Drexel University.

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

Based solely on a review of the copies of such reports furnished to us, or written representations that no Form 5 was required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the years ended December 31, 2001 and 2000.

Item 10.  Executive Compensation

The following table summarizes the compensation earned by our executive officers for services provided during fiscal years 2001 and 2000.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Other Compensation	Securities Underlying Options (#)
A. Robert Mancuso President and CEO	2001 2000	$0	2000 - $900/month auto	None
		$127,885	allowance	None

Nat S. Ostroff	2001	$31,250		None
Chairman of the Board	2000	$109,615		None

Ronald R. Lanchoney	2001	$0		None
CFO	2000	$48,000		None

William H. Barclay	2001	$129,275	$ 400/month auto	None
Vice President Manufacturing	2000	$125,000		None

Adel Rizk	2001	$148,815	$ 500/month	None
Senior Vice President/CFO	2000	$9,808	auto allowance	75,000

Robert E. Woodruff, Jr.	2001	$75,654		None
Controller — CFO	2000	$0		None

John Strzlecki	2001	$11,423		None
Executive Vice President	2000	$0		None

Mr. Lanchoney was hired as Chief Financial Officer on March 2, 1998. During the one month period prior to that date, Mr. Lanchoney served as consulting CFO, providing financial consulting services to us on a part-time basis. On March 17, 2000, Mr. Lanchoney resigned his position as CFO.

On November 28, 2000, Mr. Adel Rizk was hired as Senior Vice President and Chief Financial Officer.  The position of Senior Vice President  and Chief Financial Officer was eliminated on May 8, 2001.

On January 27, 1999, Mr. Ostroff was elected as Chairman of the Board of Directors and Chairman of the Management Committee and was granted compensation in the amount of $150,000 annually. In September 2000, Mr. Ostroff’s salary was reduced to $1.00 annually.  Effective July 1, 2001 his annual salary was restored at an annual rate of $65,000.

Options/Stock Appreciation Right (“SAR”) Grants in Last Fiscal Year

We have three stock option plans approved by the Board of Directors and the Company’s stockholders: the 1993 Stock Option Plan, the 1997 Stock Option Plan and the newly adopted 1999 Long-Term Incentive Plan.

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

1997 STOCK OPTION PLAN. Under this plan, options for 650,000 shares of Common Stock were granted. The exercise price on 450,000 shares was $4.50 per share. On October 16, 1998, the Board of Directors repriced the exercise price of these options to $3.00 per share. In January 2000, Mr. Mancuso received 175,000 stock options from this plan, at an exercise price of $3.88, as part of his 2000 Employment Agreement. In December of 1998, we granted 25,000 stock options from this plan at an exercise price of $3.50, to a consultant, Mesa Capital, for services. Such options were valued at $65,000 at the time of issuance and were recorded as an expense in 1998.

Both plans were amended on November 19, 1998 to make options exercisable for 10 years from the date of grant, unless prior to the expiration of such options, the option holder ceases to be employed by Acrodyne due to Acrodyne’s termination for cause, the option holder’s voluntary termination, or the option holder’s death or permanent and total disability. In such events, the option remains exercisable for a period not extending beyond three months after the date of cessation of employment.

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

On May 1, 2000, the Board granted 551,300 options to employees and key individuals. The options have an exercise price of $2.25 or $3.00 per share and expiration dates of July 1, 2005 or July 1, 2007.

OPTION/SAR GRANTS IN LAST FISCAL YEAR 2001

(Individual Grants)

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees In 2001	Exercise Price per Share	Expiration Date
None granted

In January 1999, Mr. Mancuso received 175,000 stock options from the 1997 Stock Option Plan, at an exercise price of $3.88, as part of his 1999 Employment Agreement, 58,334 of these options became exercisable on January 4, 1999 and January 4, 2001, respectively. The remaining 58,334 options were to become exercisable on January 4, 2001. As of October 1, 2000 (three months subsequent to his resignation), Mr. Mancuso forfeited his right to exercise his options.

In November 2000, Mr. Rizk received 75,000 stock options from the 1999 Long-Term Incentive Plan at an exercise price based on the lower of $2.00 or the price established upon our recapitalization. As of August 8, 2001 (three months subsequent to his resignation), Mr. Rizk forfeited his right to exercise his options.

AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND YEAR-END OPTION VALUES

Name	Number of Held Options	Shares Aquired on Exercise	Number of Securities Underlying Unexercised Options at Year End Exercisable(E)/ Unexercisable (U)		Value of Unexercised In-the-Money Options at Year End Exercisable (E)/ Unexercisable (U)
Nat Ostroff	300,000	-0-	E	300,000	E	$0
			U	None	U	$0

William H. Barclay	55,000	-0-	E	55,000	E	$0
			U	None	U	$0
Directors	40,000	-0-	E	40,000	E	$0
			U	None	U	$0

The schedule above is as of year-end 2001. As previously discussed in Item 5, our stock was delisted effective September 21, 2000. Accordingly, the unexercised options have no current value.

EMPLOYMENT AGREEMENTS

Barclay Employment Agreement

We entered into an employment agreement with Mr. Barclay (the “Employment Agreement”). The Employment Agreement has an initial two year term commencing on June 1, 1999. The agreement may be renewed and or renegotiated for an additional two (2) year term or longer subject to the mutual approval of employee and our management. Mr. Barclay is entitled to an annual base salary of $125,000 during the term. The base salary may be increased from time to time at our discretion.

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

Rizk Employment Agreement

We entered into an employment agreement commencing November 28, 2000 with Mr. Rizk. Mr. Rizk was entitled to a salary of $150,000 per year, car allowance of $6,000 per year, eligible for a bonus of up to $45,000 contingent upon performance objectives, and received stock options for 75,000 shares. On May 8, 2001, the position of Senior Vice President/CFO was eliminated.   Mr. Rizk received a monthly severance payment of  $13,000 commencing in June 2001 and terminating in November 2001.

CONSULTING AGREEMENT

On January 1, 2001, we entered into a consulting agreement with Mr. Flam whereby Mr. Flam is compensated $10,000 per quarter.  On October 26, 2001, we notified Mr. Flam that the consulting agreement would expire on December 31, 2001.

Item 11.  Security Ownership of certain beneficial owners and management

The following table sets forth information with respect to the beneficial ownership of shares of Common Stock, as of December 31, 2001 by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock (ii) each director, (iii) each director nominee, (iv) the executive officers and (v) all directors and officers as a group:

(1)	(2)	(3)	(4)
Title of Class	Name & Address (a) of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Voting Stock
Common Stock	Sinclair	4,974,291 shares (b)	49.91%
Common Stock	A. Robert Mancuso	55,000 shares	0.74%
Common Stock	Martin J. Hermann	68,000 shares (c)	0.91%
Common Stock	Scorpion/Newlight Associates	500,000 shares (d)	6.32%
Common Stock	Scorpion/Acrodyne Inv. LLC	965,000 shares (e)	12.16%
Common Stock	Nat Ostroff	305,000 shares (f)	3.96%
Common Stock	William H Barclay	55,000 shares (g)	0.74%
Common Stock	All officers and directors as a group (7 persons)	498,000 shares (h)	6.38%

(a) The address of Sinclair Broadcast Group, Inc. is 10706 Beaver Dam Road, Cockeysville, Maryland 21030. The address of Mr. Ostroff, Mr. Strzelecki, Mr. Barclay, and Mr. Woodruff is c/o Acrodyne, 200 Schell Lane, Phoenixville, Pennsylvania 19460. The address of Mr. Hermann is 725 Glen Cove Avenue, Glen Head, New York 11545. The address of Furst Associates, Eagle Partners and FM Partners is Suite 105, 621 E. Germantown Pike, Plymouth Meeting, Pennsylvania 19401. The address of Dynamic Value Partners is 1959 Fourth Street, South Naples, Florida 34102.

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

(c) Includes 20,000 shares of Common Stock issuable upon the exercise of vested options granted under Acrodyne’s 1997 Stock Option Plan.  Includes 5,000 shares of Common Stock upon the exercise of vested options under the 1999 Long Term Incentive Plan.

(d) Includes 500,000 shares of Common Stock issuable upon the exercise of warrants granted under a Stock Purchase Plan.

(e) Includes 525,000 shares of Common Stock issued upon the exercise of warrants granted under a Stock Purchase Plan

(f) Includes 300,000 shares of Common Stock issuable upon the exercise of options granted under the 1999 Long Term Incentive Plan.

(g) Includes 55,000 shares of Common Stock issuable upon the exercise of options granted under the 1999 Long Term Incentive Plan.

(h) Reflects beneficial ownership of all directors and officers and includes 395,000 shares of Common Stock issuable upon the exercise of options.  None of the officers or directors of Acrodyne beneficially owns any shares of Preferred Stock.

Item 12

Certain Relationships and Related Transactions

(beneficial ownership/ may be exercised within 60 days)

Sinclair	No. of shares	Type	Method	Percentage
Ownership	1,431,333	Common Stock	Subscription Agreement
Ownership	800,000	Common Stock	Previously held by Scorpion Newlight Investors LLC
Ownership	112,000	Common Stock	Lease and Loan Guarantee Agreement
Ownership	75,000	Common Stock	Exercised warrants from Investor Warrant Agreement
Total Actual Ownership	2,418,333	Common Stock	Total Shares Outstanding 7,409,608	32.64%
Beneficial Ownership	1,925,000	Warrants	Investor Warrants (2,000,000 total) (2,000,000 exercisable less 75,000 previously exercised)
Beneficial Ownership	579,710	Warrants	Debenture Agreement
Beneficial Ownership	51,248	Warrants	Anti-Dilution Warrant Agreement
Actual plus Beneficial Ownership	4,974,291			49.91%

Any future transactions between us and any of our affiliates will be on terms no less favorable to us than those which are generally available from unaffiliated third parties and must be ratified by a majority of independent members of the Board of Directors who do not have an interest in such transactions.

On January 27, 1999 Sinclair acquired a significant equity interest in Acrodyne. Pursuant to the subscription agreement, Sinclair made a cash infusion of $4.3 million in Acrodyne in receipt of 1,431,333 shares of Acrodyne’s Common Stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon Acrodyne’s achievement of increased product sales or sales of products with new technology.  Sinclair has also acquired an additional 800,000 shares of Common Stock previously held by the Scorpion/Newlight investment group, 112,000 shares related to the Guaranty and Lease Compensation Agreement discussed below and 75,000 shares related to the exercise of 75,000 warrants from the Investor Warrant Agreement. Sinclair now holds an aggregate of 2,418,333 shares of Acrodyne, representing approximately 32.64% of issued Common Stock, assuming no warrants are exercised. If Sinclair were to exercise all warrants received pursuant to the Subscription Agreement, Sinclair would own 11,062,558 shares of Common Stock, representing 78.91% of all outstanding voting stock on a fully diluted basis.

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

During  November  1999,  we entered  into a sub-lease agreement with Sinclair for our new manufacturing facility.  Under the terms of this agreement, we compensated  Sinclair on the lease execution  date,  $70,000 payable  in the  form of our Common  Stock  and  also on each  lease anniversary date $70,000 payable in the form of our Common Stock.

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

In addition, we are currently exploring options available to us to raise capital.  Among the options is a potential recapitalization of our company by Sinclair.  Under the terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by us and SBG would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  As a result of this transaction, Sinclair could own approximately 80% of  our company.  No formal recapitalization plan has been executed.

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

Change of Control

Currently, Sinclair has significant control over Acrodyne, since it owns 32.64% of the outstanding voting shares with an option to immediately exercise warrants to purchase 1,976,248 shares of Common Stock, and an option to immediately convert a debenture into 579,710 shares of Common Stock thereby increasing its ownership to 49.91% of the outstanding voting shares.  Sinclair could, through the exercise of all warrants in accordance with their respective terms, increase its ownership to 68.91% of the outstanding shares.  Considering Sinclair’s substantial control over Acrodyne’s Board of Directors and its holding of a significant number of voting shares, it will be very unlikely or impossible for any third party to acquire control over Acrodyne without Sinclair’s prior approval.

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

10.4*

Minority Shareholders’ Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc. and certain minority shareholders of Acrodyne Industries, Inc. (without exhibits), as amended

10.4A*

Amendment No. 2, dated September 21, 1994, to the Minority Shareholders’ Stock Contribution Agreement, dated May 16, 1994, by and among Acrodyne Holdings, Inc. and certain minority shareholders of Acrodyne Industries, Inc.

10.5*	Form of Non-Compete Agreement by and among the Company and Marshall Smith

10.6*	Form of Consulting Agreement by and among the Company and Marshall Smith

10.7*	Form of Promissory Note

10.8*	Form of Mancuso Employment Agreement

10.9*	Form of Hulick Employment Agreement

10.10*	Form of Traynor Employment Agreement

10.11*	1993 Stock Option Plan of the Company

10.12*	Form of Warrant Agreement

10.13*		Confirmation Letter, dated September 13, 1994, from CoreStates Bank, N.A. regarding a line of credit of up to $1,200,000

10.14*		Financial Advisory Agreement, dated as of September 14, 1993, by and between Alchemy Capital Corp. and Acrodyne Holdings, Inc., as amended to date

10.15**	.	Financial consulting agreement dated July 1, 1995 between the Company and Colin Winthrop & Co., Inc. and form of warrant given to Colin Winthrop & Co., Inc

10.16**		Financial consulting agreement dated January 1, 1996 between the Company and Colin Winthrop & Co., Inc. and form of warrant given to Colin Winthrop & Co., Inc.

10.17***		Form of Subscription Agreement, dated March 29, 1996 between Acrodyne Communications, Inc. and (i) Furst Associates and (ii Eagle Partners)

10.18***		Form of Subscription Agreement, dated May 7, 1996 between Acrodyne Communications, Inc. and (i FM) Partners and (ii Dynamic Value Partners)

10.19****		Form of Subscription Agreement, dated Nov. 7, 1997 between Acrodyne Communications, Inc. and Newlight Associates L.P., Newlight Associates (B.V.I.), Scorpion-Acrodyne Investors LLC and S-A partners

10.20***		Form of PNC Bank Loan Agreement

10.21*****		Form of Guaranty and Lease Compensation Agreement

10.22*****		Form of Barclay Employment Agreement

10.23*****		Form of Debenture Agreement with Sinclair

10.24		Form of Rizk Employment Agreement

10.25		License Agreement, dated March 30, 2000 between Sinclair Broadcast Group, Inc. and Acrodyne Industries, Inc.

10.26		$2 Million Debenture, dated March 30, 2000 between Sinclair Broadcast Group, Inc. and Acrodyne Communications, Inc.

10.27		$4 Million Promissory Note, dated April 27, 2000 between Acrodyne Communications, Inc. and Sinclair Broadcast Group, Inc.

10.28		Agreement for Conversion of Preferred Stock, dated July 17, 2000 by and among Acrodyne Communications, Inc., Furst Associates, Eagle Partners, FM Partners and Dynamic Value Partners

10.29		Letter Agreement to Employment and Non-Solicitation Agreement dated March 1, 2000 between Adel Rizk and Acrodyne Communications, Inc.

21.0***		Subsidiaries of the Registrant

*	Incorporated by reference to the Form SB-2 filed by the Registrant (file number 33-82910 with the U.S. SEC on October 11, 1994

**	Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0-24886) with the SEC for its fiscal year ended December 31, 1995.

***	Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0-24886) with the SEC for its fiscal year ended December 31, 1996.

****	Incorporate by reference to the Form 10-KSB filed by the Registrant (file number 0-24886) with the SEC for its fiscal year ended December 31, 1997.

*****	Incorporated by reference to the Form 10-KSB filed by the Registrant (file number 0-24886) with the SEC for its fiscal year ended December 31, 1998.

(c)          Form 8-K filings:

                                                Nov. 18, 2001 – Change in audit firm approved by Board of Directors replacing Arthur  Andersen, LLP with Grant Thornton, LLP.

                                                Nov. 20, 2001 – Announced the hiring of John Strzlecki as Executive Vice President and the promotion of Robert Woodruff to the position of Chief Financial Officer.

SIGNATURES

In accordance with Section  13 or 15(d) of the Exchange Act,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Acrodyne Communications Inc. (Registrant)

By	/s/Nathaniel Ostroff

Nathaniel Ostroff, Chairman of the Board of Directors,
Chief Executive Officer and Interim President

Date     March 29, 2002

In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

By	/s/Martin J. Hermann

Martin J. Hermann, Director
Date March 29, 2002

By	/s/David Smith

David Smith, Director
Date	March 29, 2002

By	s/David Amy

David Amy, Director
Date	March 29, 2002

By	/s/Michael E. Anderson

Michael E. Anderson, Director
Date	March 29, 2002

By	/s/Richard P. Flam

Richard P. Flam, Director
Date	March 29, 2002

By	/s/A. Robert Mancuso

A. Robert Mancuso, Director
Date	March 29, 2002

Report of Independent Certified Public Accountants

Board of Directors

Acrodyne Communications, Inc.

We have audited the accompanying consolidated balance sheet of Acrodyne Communications, Inc. as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acrodyne Communications, Inc. as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Acrodyne Communications, Inc. will continue as a going concern.  As discussed in Note 1, Acrodyne Communications, Inc. has suffered substantial losses from operations and has net capital and working capital deficiencies.  These factors, among others, raise substantial doubt about Acrodyne Communications Inc.’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thorton LLP

Philadelphia, Pennsylvania

March 8, 2002

Report of independent public accountants

To Acrodyne Communications, Inc.:

We have audited the accompanying consolidated balance sheet of Acrodyne Communications, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has net capital and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of  asset carrying amounts or the amount of and classification of  liabilities that might result  should the Company be unable to continue as a going concern.

Arthur Andersen LLP

Philadelphia, Pennsylvania

April 13, 2001

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,687	$86,959
Accounts receivable, net of allowance for doubtful accounts of $500,000 and $389,000 at December 31, 2001 and 2000, respectively	1,466,788	944,225
Inventories, net	1,281,512	2,286,887
Prepaid assets	44,955	58,555
Other current assets	—	500,524
Total current assets	2,810,942	3,877,150
PROPERTY, PLANT AND EQUIPMENT, net	3,771,969	4,150,926
LICENSE AGREEMENT, net of accumulated amortization of $525,000 and $225,000 at December 31, 2001 and 2000, respectively	975,000	1,275,000
TOTAL ASSETS	$7,557,911	$9,303,076

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit – related party	5,133,759	$1,158,753
Subordinated debenture – related party	2,000,000	2,000,000
Accounts payable	1,946,907	1,737,230
Accrued expenses	1,185,828	1,420,094
Customer advances	2,879,995	4,723,430
Current portion of capital lease obligations	116,478	9,494
Deferred revenue	14,103	2,290,085
Other current liabilities	1,445,016	651,000
Total current liabilities	14,722,086	13,990,086
CAPITAL LEASE OBLIGATIONS net of current portion	3,757,987	3,776,948
LICENSE FEE PAYABLE – long term	975,000	1,200,000
NON-COMPETE LIABILITY	845,912	845,912
Total liabilities	20,300,985	19,812,946

SHAREHOLDERS’ EQUITY (DEFICIT):
Convertible, redeemable, 8% preferred stock, par value $1.00; 1,000,000 shares authorized; 6,500 shares issued and outstanding at December 31, 2000	—	6,500
Common stock, par value $.01; 30,000,000 shares authorized; 7,409,608 and 6,981,161 shares issued and outstanding at December 31, 2001 and 2000, respectively	74,096	69,812
Additional paid-in capital	22,071,641	21,496,778
Accumulated deficit	(34,888,811)	(32,082,960)
Total shareholders’ equity (deficit)	(12,743,074)	(10,509,870)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,557,911	$9,303,076

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2001	2000
NET SALES
Related party sales, net	$8,795,294	$2,591,364
Other sales, net	5,099,967	4,304,465

	13,895,261	6,895,829
COST OF SALES	9,801,459	8,729,960
Gross profit (loss)	4,093,802	(1,834,131)

OPERATING EXPENSES
Engineering	2,052,644	1,701,258
Selling	1,069,504	1,162,202
Administration	2,557,414	3,034,253
Amortization of intangible assets	300,000	340,749
Goodwill and non-compete write-off	—	4,144,284
	5,979,562	10,382,746
Operating loss	(1,885,760)	(12,216,877)

OTHER (EXPENSES) INCOME
Interest expense, net	(854,919)	(775,020)
Other income, net	171,475	7,711
Loss before income taxes	(2,569,204)	(12,984,186)
INCOME TAXES	—	—
NET LOSS	(2,569,204)	(12,984,186)

Dividends on 8% convertible redeemable preferred stock	(28,056)	(52,000)
Inducement to convert preferred to common shares	(208,591)	—
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,805,851)	$(13,036,186)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.39)	$(1.84)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,177,189	7,097,789

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

							Total
					Additional		Shareholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE AT DECEMBER 31, 1999	6,500	$ 6,500	6,906,161	$ 69,062	$ 21,019,028	$ (19,098,774)	$ 1,995,816
Lease and loan guarantee payable in stock (Note 7)	—	—	—	—	305,500	—	305,500
Exercise of warrants	—	—	75,000	750	224,250	—	225,000
Dividends on preferred stock	—	—	—	—	(52,000)	—	(52,000)
Net loss	—	—	—	—	—	(12,984,186)	(12,984,186)
BALANCE AT DECEMBER 31, 2000	6,500	$ 6,500	6,981,161	69,812	21,496,778	(32,082,960)	(10,509,870)

Warrants issued to settle lawsuit	—	—	—	—	336,000	—	336,000
Conversion of Preferred to common stock	(6,500)	(6,500)	189,410	1,894	4,606	—	—
Stock dividend	—	—	28,339	283	27,773	(28,056)	—
Inducement to convert preferred to common stock	—	—	210,698	2,107	206,484	(208,591)	—
Net loss	—	—	—	—	—	(2,569,204)	(2,569,204)
BALANCE AT DECEMBER 31, 2001	0	$ 0	7,409,608	$ 74,096	$ 22,071,641	$ (34,888,811)	$ (12,743,074)

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,569,204)	$(12,984,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	708,560	654,471
Issuance of warrants for legal proceedings	336,000	—
Provision for lease and loan guarantee	—	305,500
Provision for bad debts	78,903	341,483
Write-off of goodwill and non-compete agreement	—	4,144,284
Changes in assets and liabilities:
Accounts receivable	(601,466)	(84,440)
Inventories	1,005,375	912,662
Prepaid and other current assets	514,124	9,029
Accounts payable	209,677	(64,653)
Accrued expenses and other liabilities	559,750	1,498,861
Deferred revenue	(2,275,982)	1,471,173
Customer advances	(1,843,435)	1,489,468
Net cash used in operating activities	(3,877,698)	(2,306,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,603)	(117,799)
Sale (purchase) of short-term investment	—	200,000
Net cash (used in) provided by investing activities	(29,603)	82,201

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance and exercise of warrants	—	225,000
Borrowings (Repayments) under line of credit	3,838,029	(454,651)
Borrowings under debenture	—	2,000,000
Capital lease (repayments)	—	(72,193)
Preferred dividends	—	(52,000)
Net cash provided by financing activities	3,838,029	1,646,156

Net decrease in cash and cash equivalents	(69,272)	(577,991)
Cash and cash equivalents at beginning of year	86,959	664,950
CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,687	$86,959

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$168,173
Property and Equipment acquired through capital leases	$—	$3,776,667
Dividends paid in Company Stock	$28,056	$—
Funding of capital lease - related party	$136,977	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

1.             BACKGROUND:

Organization

Acrodyne Holdings, Inc. (the “Company”), a Delaware corporation, was formed in May 1991. In 1995, the Company changed its name to Acrodyne Communications, Inc.  The Company operates in one industry segment — the design, manufacture and marketing of television broadcast transmitters which are sold in the United States and internationally.

On May 16, 1994, the Company entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc. (“Acrodyne Industries”), a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification.  The acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering of the Company’s common stock.

Operations and Business Risk

Due to the nature of the Company’s business, it is subject to various risks including, but not limited to, technological and market acceptance of its product, capital availability, dependence on management and other risks.  The Company has been in the process of developing products and applications using digital transmission technology.  Related to this process, the Company entered into a license agreement with Sinclair Broadcast Group, Inc. (“Sinclair”) in March 2000 (see Note 9).  The Company shipped the first of its digital transmitters in March 2001.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses including net losses of $ 2,569,204 and $12,984,186 in 2001 and 2000, respectively.  In addition, the Company has generated operating cash flow deficits of $3,877,698 and $2,306,348 in 2001 and 2000, respectively.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, borrowings, and customer advances.  Sinclair purchased and exercised warrants for $225,000 in 2000 and provides a $2,000,000 subordinated debenture and the Company’s Credit Facility (see Note 6).  As of December 31, 2001, Sinclair owned 32.6% of the Company’s common stock and has warrants to purchase 8,644,225 additional shares (see Notes 7 and 9), which represented 60.4% of the Company on a fully diluted basis.

Sinclair had provided a guarantee of the Company’s $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from a former bank (see Note 6).  In March 2000, Sinclair agreed to provide additional funds to the Company of up to $2,000,000 under terms of a subordinated debenture (see Note 9).  From January 1, 2001 through December 31, 2001, Sinclair provided additional funds to the Company in the amount of $3,975,006.

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

The Company is currently exploring options available to it to raise capital.  Among the options is a potential recapitalization of the Company by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair would receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by the Company and would cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  As a result of this transaction, Sinclair would own approximately 80% of the Company. In addition, Sinclair has orally committed to purchase all of its UHF transmitter requirements from the Company.

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

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  SAB No. 101 summarizes the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.  Guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. The Company implemented the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000.  Effective January 1, 2000, the Company changed its method of accounting for transmitter sales such that the Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up of the equipment or completion of the installation process if the Company is obligated to perform the installation. Effective January 1, 2001 the company changed its business practice with respect to installations, which are now separately negotiated. For those customers which engaged the company to install the equipment they have purchased the company subcontracts those services to a third party under the supervision of Company technical personnel. Installation revenue is recognized when the service is complete.

A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed, tested and are available for pick-up or delivery, and the customer has requested that the Company hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company recognizes revenue if it has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry.  There were no such sales for the year ended December 31, 2001.

Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.  The Company records revenue for services related to installation of transmitters upon completion of the installation process.  Amounts which cannot be recognized in accordance with the above policy are recorded as deferred revenue in the accompanying consolidated balance sheets.  The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues for the years ending December 31, 2001 and 2000 of approximately $2,276,000 and $540,000, respectively.

Concentration of Credit Risk

The Company’s customers are domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales were $591,876 and $1,035,037 for the years ended December 31, 2001 and 2000, respectively. One customer, Sinclair (see Note 9), represented approximately 63% of sales in 2001 and 38% in 2000 and 50% of receivables in 2001 and 19% in 2000.  One other customer represented 53% of the receivable balance at December 31, 2000.  No other customers represented more than 10% of sales in 2001 or 2000.

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

Research and Development

Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering department expenses in the accompanying consolidated statements of operations.  Research and development costs charged to expense during the years ended December 31, 2001 and 2000 were approximately $524,000 and $1,057,000, respectively.

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

Fair Value of Financial Instruments

The Company’s consolidated financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate their recorded book values as of December 31, 2001 and 2000.  Because of the uncertainty regarding the company described in Note 1, it is not practicable to estimate the fair value of the capital leases and debt.

Impairment of Long-Lived Assets

The Company periodically performs analyses on the recoverability of long-lived assets under the provision of Statement of Financial Accounting Standards (“SFAS”) No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”   The Statement requires the recognition of an impairment loss for an asset held for use when the estimated future undiscounted cash flows associated with the asset is less than the asset’s carrying amount.  Measurement of the impairment loss is based on the fair value of the asset, which is determined using the present value of expected future cash flows. No impairment losses were recorded during 2001.  See Note 5 to the consolidated financial statements for discussion of impairment charges recorded in 2000.

New Accounting Pronouncements

The Financial Accounting Standards Board’s Emerging Issues Task Force released Issue 00-10 “Accounting for Shipping and Handling Fees and Costs,” which requires amounts charged to customers for shipping and handling to be classified as revenue and the related costs to be classified as cost of sales.  Issue 00-10 was applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999, and was adopted by the Company in 2000.  As a result of the adoption of Issue 00-10, the Company classified approximately $58,000 and $135,000 of charges to customers for shipping and handling as net sales within the accompanying consolidated statement of operations for the years ended December 31, 2001 and 2000, respectively.  This policy had no effect on the Company’s consolidated financial position or results of operations.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.   SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  Major provisions of these Statements and their effective dates for the Company are as follows:

•

All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•

Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

•

Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.  Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•	effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
•	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Management believes the adoption of SFAS 141 and 142 will not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it cease operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

Earnings per Share

Basic earnings (loss) per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Due to the Company’s net loss in 2001 and 2000, the incremental shares issuable in connection with convertible preferred stock, stock options and warrants were anti-dilutive and, accordingly, are not considered in the calculation (see Note 7).

3.             INVENTORIES:

Inventories consist of the following:

	December 31,
	2001	2000
Raw materials	$2,192,096	$2,158,035
Work-in-process	449,742	139,523
Finished goods	116,110	1,506,022
Total Inventory	2,757,948	3,803,580
Allowance for obsolete inventory	(1,476,436)	(1,516,693)

Inventory, net	$1,281,512	$2,286,887

4.             PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31,
	2001	2000
Test equipment	$690,273	$692,098
Machinery and equipment	52,755	63,522
Office furniture and equipment	436,866	398,606
Automobile	—	19,577
Building lease /leasehold improvements	3,781,167	3,781,167
Purchased computer software	120,646	116,711
	5,081,707	5,071,681
Accumulated depreciation and amortization	(1,309,738)	(920,755)
	$3,771,969	$4,150,926

Depreciation and amortization expense amounted to $708,560 and $313,722 for the years ended December 31, 2001 and 2000, respectively.

The Company moved into a new facility in November 2000. This facility is subleased from Sinclair and is capitalized at $3,776,667. Amortization expense was $258,201 in 2001 and $41,963 in 2000.  The net book value of the capital lease at December 31, 2001 and 2000 is $3,476,503 and $3,734,704 respectively.  The lease term is fifteen years with two renewable five-year periods (see note 10).

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

In connection with the acquisition of Acrodyne Industries, the Company entered into a non-compete agreement with the selling shareholder. In consideration for this agreement not to compete, the Company is obligated to make annual payments to the selling shareholder of $65,000 annually and pay for certain benefits for the remainder of his life. The Company recorded the actuarial present value of the estimated payments of $750,000 related to this agreement as an asset and established a corresponding liability at the date of acquisition. During the years ended December 31, 2001 and 2000, the Company recorded interest expense of $0 and $56,927, respectively, relating to this liability.  The company is currently negotiating to terminate this agreement.

Prior to being written off, the value of the non-compete agreement was being amortized on a straight-line basis over a ten-year period.  Amortization expense of  $37,500 was recorded during the year ended December 31,  2000.

In connection with the 1994 acquisition of Acrodyne Industries (see Note 1), the Company recorded goodwill totaling $4,711,274 representing the excess of purchase price over the fair value of net assets acquired.  Prior to being written off in 2000, goodwill was amortized on a straight-line basis over 30 years. Amortization charged to expense during the year ended December 31, 2000 amounted to $ 78,249.

6.             DEBT:

The line of credit, subordinated debenture and capital lease obligations (test equipment and property) consist of the following:

	December 31,
	2001	2000
Line of credit (Note 9)	$5,133,759	$1,158,753
Subordinated debenture with Sinclair Broadcast Group, Inc.	2,000,000	2,000,000
Capital lease obligations (Note 10)	3,874,465	3,786,442
	11,008,224	6,945,195
Current portion	(7,250,237)	(3,168,247)
	$3,757,987	$3,776,948

The line of credit and the subordinated debenture are due on demand.

In September 1999, the Company entered into a new credit facility (the “Credit Facility”) with PNC Bank, N.A. that provided for a $2,500,000 line of credit. The Credit Facility bore interest at LIBOR plus 200 basis points (3.88% at December 31, 2001 and 8.56% at December 31, 2000) and replaced a prior $2,000,000 line of credit facility maintained with another bank. The Credit Facility was collateralized by all personal property of the Company and was guaranteed by Sinclair. The Credit Facility, which expired on July 31, 2000, was extended to October 31, 2000. The Company was obligated to maintain minimum tangible net worth, as defined, of $4,500,000. As of December 31, 1999, the Company was not in compliance with terms of the Credit Facility with respect to minimum tangible net worth. The Company had obtained a waiver for the 1999 event of default.  The Company was not in compliance with terms of the credit facility as of September 30, 2000.  Effective October 31, 2000, the minimum tangible net worth requirement was eliminated.  In November 2000, Sinclair purchased the Credit Facility and assumed all rights of the bank (see Note 9).  At December 31, 2001 and 2000 the borrowing on this credit facility was $1,158,753.  On April 27, 2001, we entered into an additional $4,000,000 line of  credit facility with Sinclair.  This line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  The weighted-average interest rate and total interest expense related to the lines of credit during 2001 were 12.0% and $190,295 respectively, and during 2000 were 8.3% and $111,226, respectively. Average borrowings related to the Credit Facility during 2001 and 2000 were $1,559,848 and $1,343,304, respectively.  The maximum amount borrowed under both facilities was approximately $5,133,759 in 2001 and $1,600,000 in 2000.  The amount available at December 31, 2001 was $24,994 on the $4,000,000 line.

During March 2000, the Company entered into a subordinated debenture agreement (the “Debenture”) with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand of Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company’s common stock at $3.45 per share.  As of December 31, 2001 and 2000, the Company had borrowed $2,000,000 under the terms of this arrangement.  During 2001 and 2000, the Company recorded $210,000 of interest due under the Debenture Agreement.

The weighted average interest rate on long-term debt at December 31, 2001 and 2000 was 11.4% and 9.2%, respectively.

7.             SHAREHOLDERS’ EQUITY:

Preferred Stock

Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders.

During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the “8% Preferred Stock”) in a private placement. The 8% Preferred Stock had a liquidation preference of $100 per share plus all outstanding and unpaid dividends and was redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations were met. The 8% Preferred Stock was convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock voted on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, had the right to elect a director to the Company’s Board.  During 1997, 4,000 shares of the 8% Preferred Stock were converted into common stock at a conversion price of $4.00 per share; 6,500 shares remained outstanding at the end of 2000.  On July 17, 2001 the 6,500 shares plus dividends in arrears were converted to 428,447 shares of common stock.

During 1998, the Company sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) in a private placement for net proceeds of $972,668. In connection with this private placement, the Company issued warrants to purchase up to 525,000 shares of common stock at an exercise price of $3.00 per share. The warrants are exercisable through November 7, 2002. On January 27, 1999, the Series A Preferred Stock was redeemed by the Company for $998,531.

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

In 2000, on the anniversary dates of the above agreements, the Company was obligated to issue additional shares to compensate Sinclair for its guarantees. In the fourth quarter of 2000, 589,506 shares were obligated to be issued with a fair value of $305,500. This amount was recorded as an addition to Additional Paid-in Capital and was considered outstanding for purposes of the basic earnings per share calculation in 2000.

Warrants and Options

In connection with the initial Sinclair investment discussed above, the Company executed various agreements dated January 27, 1999, giving Sinclair the right to purchase up to 8,719,225 shares of the Company’s common stock.  Of these warrants, Sinclair may purchase 2,000,000 shares at an exercise price of $3.00 per share based on the following vesting schedule:

Date	Cumulative Total Shares
From and after January 27, 1999	666,666
From and after January 27, 2000	1,333,333
From and after January 27, 2001	2,000,000

In addition, 719,225 anti-dilution warrants to purchase the Company’s stock at $3.00 per share (subject to adjustment based on a formula defined in the related warrant agreement), and 6,000,000 warrants which are exercisable only upon the Company achieving increased product sales or sales of products with new technology. These warrants may be exercised at prices ranging from $3.00 to $6.00 per share. The expiration date of all warrants mentioned above is January 26, 2006. At December 31, 2001, Sinclair had 8,644,225 warrants to purchase the Company’s common stock.

The following warrants and options (excluding employee and director stock options) were outstanding at December 31, 2001 and 2000:

2001	2000	Exercise Price	Expiration Date
—	200,000	$6.00	May 24, 2001
500,000	500,000	3.00	November 7, 2002
525,000	525,000	3.00	September 4, 2005
—	111,600	3.00	May 1, 2005
1,925,000	1,925,000	3.00	January 26, 2006
719,225	719,225	3.00	January 26, 2006
6,000,000	6,000,000	3.00-6.00	January 26, 2006
—	25,000	3.50	June 5, 2008
1,600,000	—	1.00	July 26, 2006
11,269,225	10,005,825

Employee Stock Options

In December 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”). A total of 250,000 shares of common stock options were issuable under the 1993 Plan. The options may be incentive stock options or non-qualified stock options. The maximum term of each option under the 1993 Plan is 10 years.

In April 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) under which 650,000 options have been authorized. In June 1998, the Board granted 450,000 options under the 1997 Plan to employees. The options had an exercise price of $4.50 per share. On October 16, 1998, the Board of Directors repriced the exercise price of these options to $3.00 per share.

In January 1999, the Board granted 175,000 options under the 1997 Plan to an employee. The options had an exercise price of $3.88 per share. The fair market value of the Company’s stock on the date of grant was $4.06. No compensation related to the option grant was recorded in 1999.

In March 1999, the Company adopted the 1999 Long-Term Incentive Plan (the “1999 Plan”) under which awards may be granted in the form of stock, restricted stock, stock options, stock appreciation rights or cash. Under the 1999 Plan, the Company may make stock-based awards of up to an aggregate of 2,000,000 shares of common stock. In August 1999, the Board granted 370,000 options to employees and directors under the 1999 Plan. The majority of these options vested immediately. The options had an exercise price of $2.34 per share. The fair market value of the

Company’s stock on the date of grant was $2.31. No compensation related to these option grants was recorded in 1999.

On June 9, 2000, the Company issued 439,700 options to employees and key individuals under the 1999 Plan.  The options had an exercise price of $2.25 to $3.00 per share and expiration dates ranging from May 1, 2005 to July 1, 2007.  The value of the Company’s common stock on the date of grant was $2.25 per share.

The Company applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its option plans. Had compensation cost for the Company stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123”Accounting for Stock-Based Compensation”, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	December 31,
	2001	2000
Net loss applicable to common shareholders:
As reported	$(2,805,851)	$(13,036,186)
Pro forma	(2,812,126)	(12,756,768)

Net loss per common share (basic and diluted):
As reported	$(0.39)	$(1.84)
Pro forma	(0.39)	(1.80)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following parameters: 89% volatility, 6.7% risk-free rate of return, 0% dividend yield and five to seven year option life.

A summary of the awards under the Company’s stock option plans during the years ended December 31, 2001 and 2000 is presented below:

	December 31, 2001		December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year-	1,143,800	$2.59	1,165,000	$3.03
Granted	—	—	641,300	2.61
Exercised	—	—	—	—
Rescinded/forfeited	(139,500)	(2.12)	(662,500)	(3.34)

Outstanding at year end	1,004,300	$2.73	1,143,800	$2.59

Options exercisable at year end	502,500	$2.55	517,500	$2.54

Weighted average fair value of options granted during the year	—	N/A	—	$1.61

Options to purchase 502,500 of common stock were outstanding during 2001.  They were not included in the computation of the loss per share because the average  exercise price was higher than the average market price of   the stock and would be considered anti- dilutive.

8.             INCOME TAXES:

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

	December 31,
	2001	2000
Income tax benefit at statutory federal rates	$(943,581)	$(4,544,465)
State tax benefit, net of federal tax benefit	(151,305)	(499,887)
Goodwill amortization and write-off	—	1,364,723
Other permanent differences	22,400	13,039
Increase in valuation allowance	1,072,489	3,666,590
	—	$—

The components of the net deferred income tax asset (liability) are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Tax loss carryforwards (tax basis)	$10,197,616	$9,118,430
Allowance for doubtful accounts	200,000	155,596
Non-compete agreement	411,753	411,753
Inventory	795,962	812,065
Other deferred tax assets	19,794	54,792
Net deferred tax assets	11,625,125	10,552,636

Valuation allowance	$(11,625,125)	(10,552,636)

	$—	$—

A full valuation allowance has been established against the Company’s net deferred tax assets as management has concluded that it is more likely than not the related tax benefits may not be realized.

The Company’s tax loss carryforwards, which begin to expire in 2011, totaled approximately $24,300,000 and $22,800,000 at December 31, 2001 and 2000, respectively.

9.             RELATED PARTY TRANSACTIONS:

As discussed in Note 7, on January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below).  As of December 31, 2000, the Company is obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement.  As of December 31, 2001 and 2000, Sinclair held an aggregate of 2,418,333 shares of the Company’s common stock, representing approximately 32.64% and 34.6%, respectively,  of issued common stock assuming no warrants are exercised.

During November 1999, the Company entered into a Guaranty and Lease Compensation Agreement (the “Guaranty Agreement”) with Sinclair, intended to be effective September 16, 1999. In connection with the $2,500,000 Credit Facility discussed in Note 6, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of the Company’s obligation with respect to the Credit Facility. Under the Guaranty Agreement and as compensation to Sinclair for the guarantee, the Company committed to provide Sinclair the following: (1) $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999), and (2) on October 1, 2000 and payable each year thereafter until the bank no longer requires the guarantee from Sinclair, the Company shall pay Sinclair an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock. The $200,000 due Sinclair under the terms of the guarantee was capitalized and was amortized as interest expense over the guarantee period. Of the $200,000 related to this guarantee, $ 0 and $150,000 were recorded as interest expense during 2001 and 2000, respectively.  In the year ended December 31, 2000 the company accrued additional interest expense related to the guarantee agreement of $235,500.  In November 2000 Sinclair purchased the credit facility discussed in Note 6 and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.

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

During March 2000, the Company entered into a 10-year license agreement (the “License Agreement”) with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company will pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, the Company shall pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.  At end of the tenth year, the Company has the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.

During March 2000, the Company entered into a subordinated debenture agreement (the “Debenture”) with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2001 and on a monthly basis thereafter.  Principal is payable upon demand by Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company’s common stock at $3.45 per share.  Through December 31, 2001 the Company had borrowed $2,000,000 under the terms of this arrangement.  During 2001 and 2000, respectively, the Company recorded interest expense of $210,000 and  $115,815 under the Debenture.

In the first quarter of 2001 it was determined by Sinclair that in order for Sinclair to meet their SEC public financial filing requirements that Acrodyne would have to accelerate their audit schedule.  Sinclair agreed to pay $150,000 of Acrodyne’s audit fees for the year ended 2000, in order to meet the expedited schedule.

Sales made to Sinclair during 2001 and 2000 totaled $8,795,294 and $2,591,364, respectively.  The Company sells these products to Sinclair at prices which the Company believes approximate fair market value.  The following amounts are included in the consolidated balance sheets at year end in connection with trade transactions with Sinclair:

	December 31,
	2001	2000
Receivables	$1,081,028	$183,461
Customer advances	1,864,123	3,417,245
Deferred revenue	0	445,650

See Note 1 regarding a proposed Recapitalization Plan involving Sinclair.

10.           COMMITMENTS AND CONTINGENCIES:

During September 1999, the Company entered into a sublease agreement with Sinclair (see Note 9) for the lease of its manufacturing facility, which was occupied during November 2000.  Rent expense was $4,502 and $278,222 for the years ended December 31, 2001 and 2000, respectively.  Minimum lease payments due under capital leases are as follows:

2002	$416,374
2003	427,553
2004	448,103
2005	505,342
2006	518,779
2007 and thereafter	6,331,485
8,647,636
Less - amount representing interest	3,773,171
Present value of obligation	3,874,465
Less - current portion	116,478

Noncurrent obligations under capital leases	$3,757,987

Future minimum lease payments under noncancellable operating leases are as follows:

2002	$23,071
2003	23,071
2004	23,071
2005	23,071
2006	—

$92,284

11.           LEGAL PRECEEDINGS

In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division).  These four lawsuits were consolidated into a single lawsuit (the “Lawsuit”).  The Lawsuit asserted that we issued false and misleading financial statements.  On April 9, 2001, we reached a settlement (the “Settlement”) with plaintiffs’ counsel.  The Settlement required us to issue plaintiffs five (5) year warrants to purchase One Million Six Hundred Thousand (1,600,000) shares of our voting common stock at an exercise price of One Dollar ($1.00) per share and to pay the class plaintiffs Seven Hundred Fifty Thousand Dollars ($750,000).  The cash portion of the Settlement was funded by our officers’ and directors indemnity insurance policy.  The settlement; certified the Lawsuit as a class action; defined those entitled to be included as plaintiffs in the Lawsuit; identified the period during which claims arose; identified a lead plaintiff; set a date of June 26, 2001 as the date for a “Settlement Fairness Hearing;” reserved its right to review the Settlement and/or enter a final judgment approving the Settlement and dismissing the Lawsuit; established a mailing date of April 27, 2000 for plaintiffs’ counsel to cause a “Notice and Proof of Claim and Release Form” to be mailed to the class member plaintiffs; approved the form of “Publication Notice” of the pendency of the Lawsuit and Settlement; established a date of not later than August 24, 2001 for receipt of a properly executed “Proof of Claim and Release Form” for those plaintiffs entitled to participate in the Settlement; set certain conditions precedent to the acceptance of the “Proof of Claim and Release Form;” established the date of June 11, 2001 as the final day for any class plaintiff to request exclusion from the Settlement class; and set the date for considering comments and/or objections to the Settlement, “Plan of Allocation,” or the award of attorneys’ fees and reimbursement of expenses as of June 11, 2001. On June 26, 2001, the Court (i) found the Settlement to be fair, reasonable, and adequate and in the best interests of the parties; (ii) settled, released, discharged and dismissed with prejudice the cases against the defendants; (iii) determined that neither the settlement nor any of the documents or statements associated therewith are, or shall be construed as, a concession or admission by the defendants of the existence of any damages or wrongdoing; and (iv) awarded the plaintiffs’ counsel 25% of the gross amount of the Settlement fund as attorneys’ fees, which amount is to be paid out of the Settlement fund. As a result of the Settlement, during the three months ended March 31, 2001, the Company recorded a charge to operations of  $336,000 which represented the fair value of the warrants issued.

The SEC is currently conducting an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne has not been charged with any wrongdoing,  is cooperating fully with the investigation, and has supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee have been subpoenaed and testified before attorneys for the SEC.  The duration, facts, and outcome of the investigation cannot be estimated by the company at this time.

12.  Selected Quarterly Financial Information (Unaudited)

	Net Sales	Gross Profit (Loss)	Net Income (Loss)	Basic and Diluted Net Income (Loss) Per Share
1/st/ Quarter	$2,226,178	$242,787	$(1,431,943)	$(0.21)
2/nd/ Quarter	672,334	(79,165)	(1,879,220)	(0.27)
3/rd/ Quarter	4,740,062	1,683,528	546,887	0.07
4/th/ Quarter	6,256,687	2,246,652	195,072	0.03

Total	$13,895,261	$4,093,802	$(2,569,204)	$(0.39)

	Year ended December 31, 2000
	Net Sales	Gross Loss	Net Loss	Basic and Diluted Net Loss Per Share
1/st/ Quarter	$2,224,060	$(187,851)	$(1,457,464)	$(0.21)
2/nd/ Quarter	954,205	(100,869)	(1,757,463)	(0.25)
3/rd/ Quarter	1,805,406	(1,316,174)	(7,356,063)	(1.06)
4/th/ Quarter	1,912,158	(229,237)	(2,413,206)	(0.35)

Total	$6,895,829	$(1,834,131)	$(12,984,196)	$(1.84)