Form 10QSB
period 2002-03-31
ACRODYNE COMMUNICATIONS INC
filed 2002-05-15
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Issuer’s telephone number: 410-568-1629

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 3, 2002 the registrant had outstanding 7,409,608 shares of common stock, par value $0.01

ACRODYNE COMMUNICATIONS, INC.

Acrodyne Communications, Inc.

Consolidated Balance Sheets

	March 31 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305,342	$17,687
Accounts receivable, net of allowance for doubtful accounts of $500,000 at March 31, 2002 and December 31, 2001, respectively	1,746,414	1,466,788
Inventories, net	1,130,031	1,281,512
Prepaid assets and deposits	84,219	44,955
Total current assets	3,266,006	2,810,942

PROPERTY, PLANT, AND EQUIPMENT, net	3,677,932	3,771,969
LICENSE AGREEMENT, net of accumulated amortization of $600,000 and $525,000 at March 31, 2002 and December 31, 2001, respectively	900,000	975,000
TOTAL ASSETS	$7,843,938	$7,557,911

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit — related party	5,133,759	5,133,759
Subordinated debenture — related party	2,000,000	2,000,000
Current portion of capital lease obligations	233,858	116,478
Accounts payable	1,817,373	1,946,907
Accrued expenses	903,921	1,185,828
Customer advances	3,171,127	2,879,995
Deferred revenue	14,103	14,103
Other current liabilities	1,734,554	1,445,016
Total current liabilities	15,008,695	14,722,086
CAPITAL LEASE OBLIGATIONS, net of current portion	3,750,712	3,757,987
LICENSE FEE PAYABLE — long term	900,000	975,000
NON-COMPETE LIABILITY	845,912	845,912
Total liabilities	20,505,319	20,300,985

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $.01; 30,000,000 shares authorized; 7,409,608 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	74,096	74,096
Additional paid-in-capital	22,071,641	22,071,641
Accumulated deficit	(34,807,118)	(34,888,811)
Total shareholders’ equity (deficit)	(12,661,381)	(12,743,074)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,843,938	$7,557,911

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Operations     (Unaudited)

	Three Months Ended March 31,
	2002	2001

NET SALES
Related party sales, net	$3,274,436	$—
Other sales, net	2,547,201	2,226,178
NET SALES	5,821,637	2,226,178
COST OF SALES	4,477,313	1,983,391
Gross Profit	1,344,324	242,787

OPERATING EXPENSES
Engineering	515,320	576,923
Selling	329,707	262,332
Administration	278,511	724,503
Amortization of intangible assets	75,000	75,000
Total Operating Expenses	1,198,538	1,638,758
Operating Income (Loss)	145,786	(1,395,971)

OTHER (EXPENSES) INCOME
Interest Expense, Net	(220,361)	(213,475)
Other Income, Net	156,268	177,504
Net Income (Loss)	81,693	(1,431,942)

Dividends on 8% convertible preferred stock	—	(14,028)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$81,693	$(1,445,970)

NET INCOME LOSS PER COMMON SHARE — BASIC AND DILUTED	$0.01	$(0.21)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	7,409,608	6,981,161

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Cash Flows     (Unaudited)

	For the Three Months Ended
	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$81,693	$(1,431,942)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	97,266	156,273
Increase in capital lease obligations	110,105	—
Changes in assets and liabilities:
Accounts receivable	(279,626)	417,547
Inventories	151,481	580,028
Prepaid expenses and deposits	(39,264)	48,975
Accounts payable	(129,534)	(27,856)
Accrued expenses	(281,907)	283,076
Deferred revenue	—	(830,332)
Other current liabilities	289,538	(245,815)
Customer advances	291,132	(142,490)
Net cash provided by (used in) operating activities	290,884	(1,192,537)

CASH FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(3,229)	(1,358)
Net cash used in investing activities	(3,229)	(1,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of warrants	—	336,000
Borrowings under line of credit	—	1,341,247
Cash dividends on convertible preferred stock	—	(14,028)
Net cash provided by financing activities	—	1,663,219

Net increase in cash and cash equivalents	287,655	469,324
Cash and cash equivalents at beginning of period	17,687	86,959
Cash and cash equivalents at end of period	$305,342	$556,283

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.             Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheets of Acrodyne Communications, Inc. and its subsidiaries (the “Company” or “Acrodyne”) at March 31, 2002 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by management.  In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.          Inventories

            Inventories comprise:

	March 31, 2002	December 31, 2001
Raw materials	$2,353,899	$2,192,096
Work in process	136,458	449,742
Finished goods	116,110	116,110
Total Inventory	2,606,467	2,757,948
Allowance for obsolete inventory	(1,476,436)	(1,476,436)

Inventory, net	$1,130,031	$1,281,512

3.             Property and Equipment

                Property and equipment consist of the following:

	March 31, 2002	December 31, 2001
Test Equipment	$690,273	$690,273
Machinery and equipment	52,755	52,755
Office furniture and equipment	440,095	436,866
Building lease/leasehold improvements	3,781,167	3,781,167
Purchased computer software	120,646	120,646
	5,084,936	5,081,707

Accumulated depreciation and amortization	(1,407,004)	(1,309,738)
Property, plant and equipment, net	$3,677,932	$3,771,969

4.             Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed using the weighed average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

The following table sets forth the computation of basic and diluted earnings per share

	Three months ended
	March 31, 2002	March 31, 2001
Numerator
Net income (loss)	$81,693	$(1,445,970)

Denominator
Denominator for basic income per share — weighted average shares	7,409,608	6,981,161

Dilutive effect of options and warrants	—	—
Denominator for diluted income per share — weighted average shares	7,409,608	6,981,161

Basic income per share	$0.01	$(0.21)

Diluted income per share	$0.01	$(0.21)

Exercise price of outstanding options and warrants to purchase shares of the Company stock are in excess of the market price and are excluded from the computation of diluted income per share.

STATEMENT OF OPERATIONS

	Three months ended
	March 31, 2002	March 31, 2001
Per share of common stock:
Basic income per share	$0.01	$(0.21)

Diluted income per share	$0.01	$(0.21)

Weighted average shares outstanding:

Basic	7,409,608	6,981,161
Diluted	7,409,608	6,981,161

Due to the Company’s net loss in 2001 the incremental shares issuable in connection with convertible preferred stock, stock options and warrants were anti-dilutive and, accordingly, are not considered in the calculation.

5.             Related Party Transactions

On January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below).  As of December 31, 2000, the Company is obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement.  As of March 31, 2002 and December 31, 2001, Sinclair held an aggregate of 2,418,333 shares of the Company’s common stock, representing approximately 32.64% of issued common stock assuming no warrants are exercised.

During November 1999, the Company entered into a Guaranty and Lease Compensation Agreement (the “Guaranty Agreement”) with Sinclair, intended to be effective September 16, 1999 in connection with a $2,500,000 Credit Facility.  As a condition of that loan the bank required Sinclair to unconditionally and irrevocably guarantee all of the Company’s obligation with respect to the Credit Facility.  As compensation to Sinclair for the guarantee, the Company provided Sinclair with $200,000 payable in Company common stock (based upon the closing price as quoted on September 16, 1999) and on October 1, 2000 and payable each year thereafter, until the bank no longer required the guarantee from Sinclair, an amount equal to the average of the line of credit outstanding balances as of the last day of each of the preceding twelve months (not to be less than $1,700,000) multiplied by 12.5% and payable in the form of Company common stock.  In November 2000 Sinclair purchased the credit facility and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.

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

During March 2000, the Company entered into a subordinated debenture agreement (the “Debenture”) with Sinclair. Under the terms of the Debenture, the Company may borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest shall be made April 1, 2001 and on a monthly basis thereafter.  Principal is payable upon demand by Sinclair. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company’s common stock at

$3.45 per share.  The Company had borrowed $2,000,000 under the terms of this arrangement on March 31, 2002 and December 31, 2001.

In the first quarter of 2001 it was determined by Sinclair that in order for Sinclair to meet their SEC public financial filing requirements that Acrodyne would have to accelerate their audit schedule.  Sinclair agreed to pay $150,000 of Acrodyne’s audit fees for the year ended 2000, in order to meet the expedited schedule.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERARTIONS

OVERVIEW

THE COMPANY. We are Acrodyne Holdings, Inc., a Delaware corporation, which was formed in May 1991.  In 1995, we changed our name to Acrodyne Communications, Inc. which we operate in one industry segment — the design, manufacture and marketing of television transmitters and translators, which are sold in the United States and internationally.

On May 16, 1994, we entered into agreements to acquire all of the outstanding stock of Acrodyne Industries, Inc., a company engaged in the manufacture and sale of TV transmitters, LPTV transmitters and TV translators, which are produced to customer specification.  The acquisition was consummated on October 24, 1994 with proceeds obtained from a public offering of our common stock.

On January 27, 1999, we finalized a strategic agreement with the Sinclair Broadcast Group, Inc. (“Sinclair”).  Under this agreement Sinclair invested $4.3 million in consideration for 1,431,333 shares of our common stock and the issuance of warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon our achievement of increased product sales of products with new technology.  See additional discussion in the Significant and Recent Events section of this document.

Basis of Presentation

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2001, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring our options to raise capital.  Among the options is a potential recapitalization by Sinclair Broadcast Group (“Sinclair”).  Under the potential recapitalization,  Sinclair could receive additional common stock in exchange for certain amounts that we owe to Sinclair.  As of May 14, 2002 a recapitalization plan has not been executed.   Sinclair, however, has orally committed to purchase all UHF transmitters requirements from us.

Significant Accounting Policies

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.  SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  Major provisions of these Statements and their effective dates for the Company are as follows:

•             All business combinations initiated after June 30, 2001 must use the purchase method of accounting.  The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

•             Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

•             Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.

•             Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•             Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

•             All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

On January 1, 2002, the Company adopted SFAS 142 and as required discontinued amortization of goodwill and certain intangible assets determined to have indefinite useful lives acquired prior to July 1, 2001.  This statement also required that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle.  Additionally, SFAS 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption.  If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption.  SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed.  The Company has no goodwill or indefinitely lived intangible assets.  The adoption of SFAS 142 had no impact on the financial, position or  results of operations of the Company.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations.  SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, constructions or development and (or) normal operations of the long-lived asset.  The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries.  This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant.  A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated.  The initial recording should be at fair value.  SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged.  The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale.  However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance.  SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.”  The following table reflects the components of intangible assets:

	March 31, 2002		January 1, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreement	$1,500,000	$600,000	$1,500,000	$525,000

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31,:

2002	$300,000
2003	$300,000
2004	$300,000
2005	$300,000
2006	$300,000

Income Taxes:

The Company recorded no tax expense for the three months ended March 31, 2002.  Tax expense reflects the recording of income taxes at an effective rate of 0%.  The effective rate differs from the federal statutory rate primarily due to the use of net operating loss carryforwards

BUSINESS OF ACRODYNE.  We have designed, manufactured and marketed television transmitters and translators which have been sold in the United States and internationally since 1971.  The function of a television transmitter is to broadcast over the air television signals to a specific audience receiving such signals by regular antenna or by a local cable company, which then feeds the signal to their subscribers.  Television translators, which operate unattended, retransmit incoming signals from primary stations on different channels within areas where direct reception of the original signal may be limited by mountains or other geographic impediments.

ACRODYNE PRODUCTS AND SERVICES

We design, manufacture and market digital and analog television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions.  The useful life of a television transmitter or translator is approximately 20 years.  Our television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modular design which permits us to respond to specific customer requests.  We classify our transmitters into two categories based upon the power output of such transmitters (as discussed in greater detail below).  Lower power transmitters and higher power transmitters transmit signals in both UHF and VHF frequency bands.  The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen.  Each transmitter permits the sender to broadcast over one channel, except in the case of adjacent channel assignments for which one transmitter is able to transmit two television signals, one analog and one digital.

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

With the addition of the Rohde & Schwarz solid-state products and  the new Quantum IOT products, we feel that we have the broadest transmitter product line in the industry.

OPERATIONS AND BUSINESS RISK

Due to the nature of our business, we are subject to various risks including, but not limited to, technological and market acceptance of our product, capital availability, dependence on management and other risks.

We have been in the process of developing products and applications using digital transmission technology.  Related to this process, we entered into a license agreement with Sinclair in March 2001 (see Note 5).  We shipped the first of our digital transmitters in March 2001.  To date, most of the orders for our digital product are from Sinclair.

Since the acquisition of Acrodyne Industries in 1994, we have incurred significant losses including a net loss of $2,569,204 and a cash flow deficit of $3,877,708 in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $3,805,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, our Credit Facility with Sinclair (see Note 5) and customer advances. As of March 31, 2002 and December 31, 2001 Sinclair owned 32.6% of our common stock, and has warrants to purchase 8,644,225 additional shares (see Notes 5), which represented 60.4% of our common stock on a fully diluted basis.

On April 27, 2001, we entered into an additional $4,000,000 line of credit facility with Sinclair.   This line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring options available to raise capital.  Among the options is a potential recapitalization by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange of certain amounts owed to Sinclair by us and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  Sinclair, however, has orally committed to purchase all UHF transmitter requirements from us.

RESULTS OF OPERATIONS

The following compares the Company’s summary results of operations for the three months ended March 31, 2002 to the three months ended March 31, 2001:

Three Months Ended March 31 (unaudited)
	2002		2001
Net Sales	$5,821,637	100.0%	$2,226,178	100.0%
Cost of Sales	4,477,313	76.9%	1,983,391	89.1%
Gross Profit	1,344,324	23.1%	242,787	10.9%
Operating Expenses	1,198,538	20.6%	1,638,758	73.6%
Operating Income (Loss)	$145,786	2.5%	$(1,395,971)	(62.7)%

Sales increased by $3,595,459 or 162% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.  In the first quarter of 2001 the Company was changing its production to the new, high power, Quantum line of transmitters.  Production and sales of the new product had not yet begun.  Sales that were recorded during this period consisted of customer service, spare parts, and the remaining backlog of older model, lower power transmitters.  In the first quarter of 2002 sales were recorded for the new Quantum line, installation of transmitters, and Rohde and Schwartz transmitters under an exclusive distribution agreement.

Gross margin on sales increased to 23% for the first quarter 2002 as compared to 11% for same period in 2001.  During both periods a charge of 5% of sales was recorded in cost of sales for potential warranty claims.  That percentage will be adjusted up or down in future periods depending upon warranty expense incurred.  There is not enough history on installed, operating transmitters to revise this number currently.  Margins for the quarter of 2001 were adversely affected by lower sales volume.

Operating expenses decreased substantially in the first quarter of 2002, both in absolute dollars, $440,220, and as a percentage of sales, from 73.6% to 20.6%.  There was a charge recorded of $336,000 in the first quarter of 2001, which was the fair value of warrants issued as settlement of a shareholder lawsuit.  In addition, maintaining stability and improving efficiencies in operating expenses are consistent with the Company’s strategy to restructure, rebuild and improve, in anticipation of significant growth of the new IOT (Quantum) product.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our activities primarily from customer advances, internally generated funds, proceeds from the sale of equity securities and use of our credit facilities.  At March 31, 2002, we had a working capital deficit of  $11,742,689 compared to a working capital deficit of $11,911,144 at December 31, 2001.  The reduced deficit resulted from increases in cash and accounts receivable being offset by increases in liabilities for customer deposits, the current portion of lease obligations, license fees payable to Sinclair, and accruals for warranty reserves.

In September 1999, we established a new $2,500,000 credit facility (the “Credit Facility”) arrangement with a bank for working capital purposes to replace our then existing bank credit facilities.  As of December 31, 1999, we were not in compliance with terms of the credit facility.  The bank provided a waiver for the 1999 event of default.  The credit facility was collateralized by all of our personal property and expired on October 31, 2000.  In connection with obtaining this facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of our obligations under the facility.  We agreed to issue Sinclair $200,000 of our common stock (83,000 shares) as compensation for the guarantee.  In October 2000, Sinclair purchased the line of credit from the bank and filed related UCC liens against our personal property, which eliminated the Sinclair guarantee.  At March 31, 2002 and December 31, 2001 the borrowing on this facility was $1,158,753.  On April 27, 2001, we secured an additional $4,000,000 line of credit facility with Sinclair.  The credit facility requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  At March 31, 2002 we had borrowed approximately $3,975,000 against the line.

Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring options available to raise capital.  Among the options is a potential recapitalization by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange of certain amounts owed to Sinclair by us and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  Sinclair, however, has orally committed to purchase all UHF transmitter requirements from us.

Significant and Recent Events

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

Forward Looking Statements

Certain statements contained in this report that do not relate to historical information are “forward looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and thus are prospective.  Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed, projected or implied by such forward-looking statements.  Such factors include, but are not limited to, economic, competitive, and broadcast industry conditions.  These factors are discussed in greater detail in the Company’s filings with the United States Securities regulators.  The Company disclaims any responsibility to update any such forward-looking statements.

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION

Item 6.    None

                (a)           No Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acrodyne Communications, Inc.
(Registrant)

Date: May 14, 2002	By	/s/ John Strzelecki
John Strzelecki, Executive Vice President,

	By	/s/ Robert E. Woodruff, Jr.
Robert E. Woodruff, Jr., Chief Financial Officer