Form 10QSB
period 2002-06-30
ACRODYNE COMMUNICATIONS INC
filed 2002-08-14
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,409,608 shares of common stock of Acrodyne Communications, Inc. were outstanding on August 7, 2002.

ACRODYNE COMMUNICATIONS, INC.

Acrodyne Communications, Inc.

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$974,933	$17,687
Accounts receivable, net of allowance for doubtful accounts of $500,000 at both June 30, 2002 and December 31, 2001, respectively	1,214,475	1,466,788
Inventories, net	1,520,242	1,281,512
Prepaid assets and deposits	180,633	44,955
Total current assets	3,890,283	2,810,942
PROPERTY, PLANT AND EQUIPMENT, net	3,598,078	3,771,969
LICENSE AGREEMENT, net of accumulated amortization of $675,000 and $525,000 at June 30, 2002 and December 31, 2001, respectively	825,000	975,000
Total assets	$8,313,361	$7,557,911

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIBILITIES:
Line of credit – related party	5,133,759	5,133,759
Subordinated debenture – related party	2,000,000	2,000,000
Current portion of capital lease obligations	351,237	116, 478
Accounts payable	1,755,804	1,946,907
Accrued expenses	1,057,769	1,185,828
Customer advances	3,229,643	2,879,995
Deferred revenue	14,103	14,103
Other current liabilities	1,901,167	1,445,016
Total current liabilities	15,443,482	14,722,086
CAPITAL LEASE OBLIGATION, net of current portion	3,745,466	3,757,987
LICENSE FEE PAYABLE - long term	825,000	975,000
NON-COMPETE LIABILITY	845,912	845,912
Total liabilities	20,859,860	20,300,985
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.01; 30,000,000 shares authorized; 7,409,608 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	74,096	74,096
Additional paid-in-capital	22,071,641	22,071,641
Accumulated deficit	(34,692,236)	(34,888,811)
Total shareholders’ equity (deficiency)	(12,546,499)	(12,743,074)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$8,313,361	$7,557,911

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Operations     (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

NET SALES
Related party sales, net	$4,377,881	$409,762	$7,652,317	$409,762
Other sales, net	1,488,012	262,572	4,035,213	2,488,750
NET SALES	5,865,893	672,334	11,687,530	2,898,512
COST OF SALES	4,023,226	751,499	8,500,539	2,734,890
Gross Profit (Loss)	1,842,667	(79,165)	3,186,991	163,622

OPERATING EXPENSES
Engineering	537,651	586,403	1,052,971	1,163,327
Selling	427,399	284,657	757,106	546,989
Administration	548,770	631,217	827,281	1,355,720
Amortization of intangible assets	75,000	75,000	150,000	150,000
Total Operating Expenses	1,588,820	1,577,277	2,787,358	3,216,036
Operating Income (Loss)	253,847	(1,656,442)	399,633	(3,052,414)

OTHER (EXPENSES) INCOME
Interest Expense, Net	(212,533)	(217,494)	(432,894)	(430,968)
Other Income (Loss), Net	73,569	(5,284)	229,837	172,220
Net Income (Loss)	114,883	(1,879,220)	196,576	(3,311,162)

Dividends on 8% convertible preferred stock	0	(14,028)	0	(28,056)
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$114,883	($1,893,248)	$196,576	($3,339,218)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$0.02	$(0.27)	$0.03	$(0.48)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,409,608	6,981,161	7,409,608	6,981,161

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Cash Flows     (Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$196,576	$(3,311,162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	190,530	355,885
Increase in capital lease obligations	222,236	—
Changes in assets and liabilities:
Accounts receivable and other	252,313	483,261
Inventories	(238,730)	(454,788)
Prepaid expenses and deposits	(135,678)	10,211
Accounts payable	(191,103)	8,485
Accrued expenses	(128,059)	564,395
Other current liabilities	456,151	18,864
Deferred revenue	—	(830,332)
Customer advances	349,648	1,245,064
Net cash provided (used) in operating activities	973,884	(1,910,117)

CASH FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(16,638)	(8,329)
Net cash provided (used) in investing activities	(16,638)	(8,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of warrants	—	336,000
Borrowings under line of credit	—	2,254,222
Capital lease and license agreement	—	(147,624)
Cash dividends on convertible preferred stock	—	(28,056)
Net cash provided by financing activities	—	2,414,542

Net increase in cash and cash equivalents	957,246	496,096
Cash and cash equivalents at beginning of period	17,687	86,959
Cash and cash equivalents at end of period	$974,933	583,055

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.             Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheets of Acrodyne Communications, Inc. and its subsidiaries (the “Company” or “Acrodyne”) at June 30, 2002 and the related consolidated statements of operations and of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by management.  In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at June 30, 2002, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.   The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.                Inventories

Inventories are comprised of:

	June 30, 2002	December 31, 2001

Raw materials	$2,707,320	$2,192,096
Work in process	173,248	449,742
Finished Goods	116,110	116,110
Total inventory	2,996,678	2,757,948
Allowance for obsolete inventory	(1,476,436)	(1,476,436)
Inventory (net)	$1,520,242	$1,281,512

3.                Property and Equipment

Property and equipment consist of the following:

	June 30, 2002	December 31, 2001

Test Equipment	$692,632	$690,273
Machinery and equipment	63,805	52,755
Office furniture and equipment	440,095	436,866
Building lease/leasehold improvements	3,781,167	3,781,167
Purchased computer software	120,646	120,646
	5,098,345	5,081,707
Accumulated depreciation and amortization	(1,500,268)	(1,309,738)
Property, plant and equipment, net	$3,598,077	$3,771,969

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June		June
	2002	2001	2002	2001
Numerator
Net income (loss)	$114,883	$(1,893,248)	$196,576	$(3,339,218)

Denominator
Denominator for basic income Per share – weighted average shares	7,409,608	6,981,161	7,409,608	6,981,161

Dilutive effect of options and warrants	—	—	—	—
Basic income (loss) per share	$0.02	$(0.27)	$0.03	$(0.48)

Diluted income (loss) per share	$0.02	$(0.27)	$0.03	$(0.48)

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

5.             Related Party Transactions

On January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below).  As of December 31, 2000, the Company is obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement.  As of June 30, 2002 and December 31, 2001, Sinclair held an aggregate of 2,418,333 shares of the Company’s common stock, representing approximately 32.6% of issued common stock assuming no warrants are exercised.

In September 1999, we established a new $2,500,000 credit facility (the “Credit Facility”) arrangement with a bank for working capital purposes to replace our then existing bank credit facilities.  As of December 31, 1999, we were not in compliance with terms of the credit facility.  The bank provided a waiver for the 1999 event of default.  The credit facility was collateralized by all of our personal property and expired on October 31, 2000.  In connection with obtaining this facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of our obligations under the facility.  We agreed to issue Sinclair $200,000 of our common stock (83,000 shares) as compensation for the guarantee.  In October 2000, Sinclair purchased the line of credit from the bank and filed related UCC liens against our personal property, which eliminated the Sinclair guarantee.  At June 30, 2002 and December 31, 2001 the borrowing on this facility was $1,158,753.  On April 27, 2001, we secured an additional $4,000,000 line of credit facility with Sinclair.  The credit facility requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  At June 30, 2002 we had borrowed approximately $3,975,000 against the line.

On November 19, 1999 we entered into a sublease agreement with Sinclair for approximately 44,000 square feet of space on Hollow Road in Upper Providence, Montgomery County, Pennsylvania.  Our relocation to this facility was completed in the fourth quarter of 2000.  The lease commenced at that time.  Lease payments were not made due to liquidity and are recorded as current liabilities on the balance sheet.

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

During March 2000, the Company entered into a subordinated debenture agreement (the “Debenture”) with Sinclair. Under the terms of the Debenture, the Company could borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest was to be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand by Sinclair.  Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company’s common stock at $3.45 per share.  The Company had borrowed $2,000,000 under the terms of this arrangement on June 30, 2002 and December 31, 2001.

In the first quarter of 2001 it was determined by Sinclair that in order for Sinclair to meet their SEC public financial filing requirements that Acrodyne would have to accelerate their audit schedule.  Sinclair agreed to pay $150,000 of Acrodyne’s audit fees for the year ended 2000, in order to meet the expedited schedule.

6.             Significant Accounting Policies

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

On January 1, 2002, the Company adopted SFAS 142 and as required discontinued amortization of goodwill and certain intangible assets determined to have indefinite useful lives acquired prior to July 1, 2001.  This statement also required that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle.  Additionally, SFAS 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption.  If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption.  SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed.  The Company company has no goodwill or indefinitely lived intangible assets.  The adoption of SFAS 142 had no impact on the financial, position or results of operations of the Company.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations.  SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, constructions or development and (or) normal operations of the long-lived asset.  The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries.  This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant.  A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonable estimated.  The initial recording should be at fair value.  SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged.  The provisions of the Statement are not expected to have an impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale.  However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance.  SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The adoption of this Statement is not expected to have an impact on the financial condition or results of operations of the Company.

Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.”  The following table reflects the components of intangible assets,

	June 30, 2002		January 1, 2002
	Gross Carrying Amount	Accumulated Amortization.	Gross Carrying Amount	Accumulated Amortization.

License agreement	$1,500,000	$675,000	$1,500,000	$525,000

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31,:

2002	$300,000
2003	$300,000
2004	$300,000
2005	$75,000
2006	$0

Income Taxes:

The Company recorded no tax expense for the six months ended June 30, 2002 due to the use of net operating loss carryforwards.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

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

BASIS OF PRESENTATION

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2001, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring our options to raise capital.  Among the options is a potential recapitalization by Sinclair Broadcast Group (“Sinclair”).  Under the potential recapitalization,  Sinclair could receive additional common stock in exchange for forgiveness of certain amounts that we owe to Sinclair.  As of August 7, 2002 a recapitalization plan has not been executed.  In addition, Sinclair has orally committed to purchase all UHF transmitters requirements from us.

BUSINESS OF ACRODYNE

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

We have been in the process of developing products and applications using digital transmission technology.  Related to this process, we entered into a license agreement with Sinclair in March 2001 (see Note 5 to Financial Statements).  We shipped the first of our digital transmitters in March 2001.  To date, most of the orders for our digital product are from Sinclair.

Since the acquisition of Acrodyne Industries in 1994, we have incurred significant losses including a net loss of $2,569,204 and a cash flow deficit of $3,877,708 in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $3,805,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, our Credit Facility with Sinclair (see Note 5 to Financial Statements) and customer advances. As of June 30, 2002 and December 31, 2001 Sinclair owned 32.6% of our common stock, and has warrants to purchase 8,644,225 additional shares (see Notes 5 to Financial Statements), which represented 60.4% of our common stock on a fully diluted basis.

In March 2000, Sinclair agreed to provide additional funds to us of up to $2,000,000 under terms of a subordinated debenture (see Note 5 to Financial Statments).  On April 27, 2001, we entered into an additional $4,000,000 line of credit facility with Sinclair.   This line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  We are currently exploring options available to raise capital.  Among the options is a potential recapitalization by Sinclair.  Under terms of the proposed recapitalization which has yet to be executed, Sinclair could receive additional common stock in exchange for forgiveness of certain amounts owed to Sinclair by us and could cancel certain existing warrants and receive additional warrants as part of a new secured line of credit.  In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.

RESULTS OF OPERATIONS

The following compares the Company’s summary results of operations for the three and six months ended June 30, 2002 to the three and six months ended June 30, 2001:

	Three Months Ended June 30,				Six Months Ended June 30
	2002		2001		2002		2001
	$	%	$	%	$	%	$	%
Net Sales	5,865,893	100.0	672,334	100.0	11,687,530	100.0	2,898,512	100.0
Cost of Sales	4,023,226	68.6	751,499	111.8	8,500,539	72.7	2,734,890	94.4
Gross Profit (Loss)	1,842,667	31.4	(79,165)	(11.8)	3,186,991	27.3	163,622	5.6
Operating Expenses	1,588,820	27.1	1,577,278	234.6	2,787,358	23.9	3,216,036	110.9
Operating Income (Loss)	253,847	4.3	(1,656,443)	(246.4)	399,633	3.4	(3,052,414)	(105.3)

Net sales for the three months and six month periods ended June 30, 2002 increased 772.5% and 303.2%, respectively over net sales for the periods ended June 30, 2001.  Sales for the prior year, both the three and six month periods, resulted from the slower than anticipated design and start of production of the Quantum product line.  Significant quantities of the Quantum transmitter were not produced and shipped until the third quarter of 2001.  The majority of sales in the 2001 period were products produced by year end 2000.  Recording of sales on the company’s books was deferred to comply with revenue recognition criteria issued in SAB 101.

Gross margin on sales in 2002, as a percentage of sales and in dollars, improved substantially from the prior year.  Margin for both the second quarter and the first half of 2001 were negatively effected by unabsorbed overhead, resulting from the low sales volume.

Total operating expenses remained about the same for the three months ended June 30, 2002 from the same period in 2001.  The six month comparison of operating expenses shows a 13.3% decrease from $3,216,036 for the six months ended June 30, 2001 to $2,787,358 for June 30, 2002.  The decrease is attributable to cost incurred in the first quarter of 2001 for legal, consulting, and settlement fees associated with our financial restatements and shareholder lawsuit.  A $336,000 charge was booked in the first quarter of 2001 for the issuance of 1,600,000 warrants in settlement of the lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our activities primarily from customer advances, internally generated funds, proceeds from the sale of equity securities and use of our credit facilities.  At June 30, 2002, we had a working capital deficit of  $11,553,199 compared to a working capital deficit of $11,911,144 at December 31, 2001.  The reduced deficit resulted from increases in cash and inventory being offset by a reduction in receivables and increases in liabilities for customer deposits, the current portion of lease obligations, license fees payable to Sinclair, and accruals for warranty reserves.

In September 1999, we established a new $2,500,000 credit facility (the “Credit Facility”) arrangement with a bank for working capital purposes to replace our then existing bank credit facilities.  As of December 31, 1999, we were not in compliance with terms of the credit facility.  The bank provided a waiver for the 1999 event of default.  The credit facility was collateralized by all of our personal property and expired on October 31, 2000.  In connection with obtaining this facility, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of our obligations under the facility.  We agreed to issue Sinclair $200,000 of our common stock (83,000 shares) as compensation for the guarantee.  In October 2000, Sinclair purchased the line of credit from the bank and filed related UCC liens against our personal property, which eliminated the Sinclair guarantee.  At June 30, 2002 and December 31, 2001 the borrowing on this facility was $1,158,753.  On April 27, 2001, we secured an additional $4,000,000 line of credit facility with Sinclair.  The credit facility requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  At June 30, 2002 we had borrowed approximately $3,975,000 against the line.

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

Acrodyne Communications, Inc.
(Registrant)

Date: August 14, 2002	By /s/ John Strzelecki
John Strzelecki, Executive Vice President,

By /s/ Robert E. Woodruff, Jr.
Robert E. Woodruff, Jr., Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT

I, Nathaniel Ostroff, CEO of Acrodyne Communications (the “Company”), certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)                                  the Quarterly Report on Form 10Q of the Company for the quarterly period ended June 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)                                  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002	By /s/ Nathaniel Ostroff
Nathaniel Ostroff, Chief Executive Officer

I, Robert E. Woodruff, Jr., CFO of Acrodyne Communications (the “Company”), certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)          the Quarterly Report on Form 10Q of the Company for the quarterly period ended June 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002	By /s/ R. E. Woodruff, Jr.
Robert E. Woodruff, Jr., Chief Financial Officer