Form 10QSB
period 2002-09-30
ACRODYNE COMMUNICATIONS INC
filed 2002-11-15
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2002

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

410-568-1629
Issuer’s telephone number, including Area Code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,409,608 shares of common stock of Acrodyne Communications, Inc.  were outstanding on October 29, 2002.

ACRODYNE COMMUNICATIONS, INC.

Acrodyne Communications, Inc.

Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,104,904	$17,687
Accounts receivables, net of allowance for doubtful accounts of $653,611 at September 30, 2002 and $500,000 at December 31, 2001, respectively	1,461,733	1,466,788
Inventories, net	2,019,564	1,281,512
Prepaid assets and deposits	1,233,787	44,955
Total current assets	5,819,988	2,810,942
PROPERTY, PLANT AND EQUIPMENT, net	3,515,741	3,771,969
LICENSE AGREEMENT, net of accumulated amortization of $750,000 and $525,000 at September 30, 2002 and December 31, 2001, respectively	750,000	975,000
Total assets	$10,085,729	$7,557,911

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit – related party	$5,133,759	$5,133,759
Subordinated debenture – related party	2,000,000	2,000,000
Current portion of capital lease obligations	468,616	116,478
Accounts payable	1,331,794	1,946,907
Accrued expenses	1,163,970	1,185,828
Customer advances	5,009,742	2,879,995
Deferred revenue	14,103	14,103
Other current liabilities	2,420,590	1,445,016
Total current liabilities	17,542,574	14,722,086
CAPITAL LEASE OBLIGATION, net of current portion	3,745,814	3,757,987
LICENSE FEE PAYABLE – long term	450,000	975,000
NON – COMPETE LIABILITY	845,912	845,912
Total Liabilities	$22,584,300	$20,300,985

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.01; 30,000,000 shares authorized; 7,409,608 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	74,096	74,096
Additional paid-in-capital	22,071,641	22,071,641
Accumulated deficit	(34,644,308)	(34,888,811)
Total shareholders’ equity (deficiency)	(12,498,571)	(12,743,074)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$10,085,729	$7,557,911

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

NET SALES
Related party sales, net	$4,318,928	$3,055,829	$11,971,245	$3,465,591
Other sales, net	1,944,545	1,684,233	5,979,758	4,172,983
NET SALES	6,263,473	4,740,062	17,951,003	7,638,574
COST OF SALES	4,585,804	3,056,534	13,086,343	5,791,425
Gross Profit	1,677,669	1,683,528	4,864,660	1,847,149

OPERATING EXPENSES
Engineering	441,347	379,360	1,494,318	1,542,687
Selling	301,362	179,338	1,058,468	726,327
Administration	625,931	293,370	1,453,212	1,649,089
Amortization of intangible assets	75,000	75,000	225,000	225,000
Total operating expenses	1,443,640	927,068	4,230,998	4,143,103
Operating Income (loss)	234,029	756,460	633,662	(2,295,954)

OTHER (EXPENSES) INCOME
Interest expense, net	(215,460)	(213,337)	(648,354)	(644,305)
Other Income, net	29,358	3,764	259,195	175,984
Net Income (Loss)	47,927	546,887	244,503	(2,764,275)

Dividend on 8% convertible preferred stock	0	0	0	(28,056)
NET INCOME (L0SS) APPLICABLE TO COMMON SHAREHOLDERS	$47,927	$546,887	$244,503	$(2,792,331)
NET INCOME (LOSS) PER COMMON SHARE – BASIC	$0.01	$0.07	$0.03	$(0.39)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	7,409,608	7,330,438	7,409,608	7,098,866

NET INCOME (LOSS) PER SHARE – DILUTED	$0.01	$0.07	$0.03	$(0.39)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	7,999,114	7,901,075	7,999,114	7,098,866

See notes to consolidated financial statements

Acrodyne Communications, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$244,503	$(2,764,275)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	285,485	423,699
Provision for bad debts	153,611	13,983

Changes in assets and liabilities:
Accounts receivable and other	(148,556)	302,737
Inventories	(738,052)	(669,545)
Prepaid expenses and deposits	(1,188,832)	(273,040)
Capital lease obligations	339,965	418,846
Accounts payable	(615,113)	579,558
Accrued expenses	(21,858)	804,034
Other current liabilities	675,574	(284,111)
Deferred revenue	0	(1,830,332)
Customer advances	2,129,747	778,126
Net cash provided (used) in operating activities	1,116,474	(2,500,320)

CASH FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(29,257)	18,176
Net cash provided by (used in) investing activities	(29,257)	18,176

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of warrants	0	336,000
Borrowings under line of credit	0	2,300,000
Cash dividends on convertible preferred stock	0	(28,056)
Net cash provided by financing activities	0	2,607,944

Net increase in cash and cash equivalents	1,087,217	125,800
Cash and cash equivalents at beginning of period	17,687	86,959
Cash and cash equivalents at end of period	$1,104,904	$212,759

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheets of Acrodyne Communications, Inc. and its subsidiaries (the “Company” or “Acrodyne”) at September 30, 2002 and the related consolidated statements of operations and of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by management.  In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at September 30, 2002, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.   The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.	Inventories
Inventories comprise:

	September 30, 2002	December 31, 2001

Raw materials	$2,741,877	$2,192,096
Work in process	637,990	449,742
Finished Goods	116,133	116,110
Total inventory	3,496,000	2,757,948
Allowance for obsolete inventory	(1,476,436)	(1,476,436)
Inventory (net)	$2,019,564	$1,281,512

3.	Property and Equipment
Property and equipment consist of the following:

	September 30, 2002	December 31, 2001

Test Equipment	$697,373	$690, 273
Machinery and equipment	63,805	52,755
Office furniture and equipment	444,909	436,866
Building lease/leasehold improvements	3,784,231	3,781,167
Purchased computer software	120,646	120,646
	5,110,964	5,081,707
Accumulated depreciation and amortization	1,595,223	1,309,738
Property, plant and equipment, net	$3,515,741	$3,771,969

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Month Ended September 30,
	2002	2001	2002	2001
Numerator
Net income (loss)	$47,927	$546,887	$244,503	$(2,792,331)
Denominator
Denominator for basic income
Per share – weighted average shares	7,409,608	7,330,438	7,409,608	7,098,866
Dilutive effect of options, warrants, and shares payable	7,999,114	7,901,075	7,999,114	—
Basic income (loss) per share	$0.01	$0.07	$0.03	$(0.39)

Diluted income (loss) per share	$0.01	$0.07	$0.03	$(0.39)

In 2002 the exercise price of outstanding options and warrants to purchase shares of the Company stock are in excess of the market price and are excluded from the computation of diluted income per share.  Shares payable but not yet issued and outstanding are included.

Due to the Company’s net loss in 2001 the incremental shares issuable in connection with convertible preferred stock, stock options and warrants were anti-dilutive and, accordingly, are not considered in the calculation.

5.             Related Party Transactions

On January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below).  These shares were subsequently issued.  As of December 31, 2000, the Company is obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement.  As of September 30, 2002 and December 31, 2001, Sinclair held an aggregate of 2,418,333 shares of the Company’s common stock, representing approximately 32.6% of issued common stock assuming no warrants are exercised.

In connection with obtaining a credit facility in 1999, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of our obligations under the facility.  We agreed to issue Sinclair $200,000 of our common stock (83,000 shares) as compensation for the guarantee.  In October 2000, Sinclair purchased the line of credit from the bank and filed related UCC liens against our personal property, which eliminated the Sinclair guarantee.  At September 30, 2002 and December 31, 2001 the borrowing on this facility was $1,158,753.  On April 27, 2001, we secured an additional $4,000,000 line of credit facility with Sinclair.  The credit facility requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  At September 30, 2002 we had borrowed approximately $3,975,000 against the line.

On November 19, 1999 we entered into a sublease agreement with Sinclair for approximately 44,000 square feet of space on Hollow Road in Upper Providence, Montgomery County,

Pennsylvania.  Our relocation to this facility was completed in the fourth quarter of 2000.  The lease commenced at that time.  Lease payments were not made due to liquidity.  The liability was recorded as amounts owed under the line of credit until the credit limit was met.  Since that time, the amount owed has been recorded as a current liability.

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

During March 2000, the Company entered into a subordinated debenture agreement (the “Debenture”) with Sinclair. Under the terms of the Debenture, the Company could borrow up to $2,000,000 at an interest rate of 10.5%. The first payment of interest was to be made April 1, 2000 and on a monthly basis thereafter.  Principal is payable upon demand by Sinclair.  Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into the Company’s common stock at $3.45 per share.  The Company had borrowed $2,000,000 under the terms of this arrangement on September 30, 2002 and December 31, 2001.

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

7.         New Accounting Policies

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

On January 1, 2002, the Company adopted SFAS 142. This statement  required that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle.  Additionally, SFAS 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption.  If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption.  SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed.  The Company has no goodwill or indefinitely lived intangible assets.  The adoption of SFAS 142 had no impact on the financial position or  results of operations of the Company.

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

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale.  However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance.  SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The adoption of this Statement did not expected to have an impact on the financial condition or results of operations of the Company.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements NO. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections” (SFAS 145) was issued.  This standard changes the accounting principles governing extraordinary items by, among other things, providing more definitive criteria for extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items.  SFAS 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early adoption encouraged.  The adoption of this statement is not expected to have an impact on the financial condition or results of operations of the company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002.  As provisions of SFAS 146 are to be applied prospectively after adoption date, the company cannot determine the potential effects that the adoption of SFAS 146 will have on its financial statements.

Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.”  The following table reflects the components of intangible assets,

	September 30, 2002		January 1, 2002
	Gross Carrying Amount	Accumulated Amortization.	Gross Carrying Amount	Accumulated Amortization.

License agreement	$1,500,000	$750,000	$1,500,000	$525,000

The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31,:

2002	$300,000
2003	$300,000
2004	$300,000
2005	$75,000

Income Taxes:

The Company recorded no tax expense for the nine months ended September 30, 2002 due to the use of net operating loss carryforwards.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

We are Acrodyne Holdings, Inc., a Delaware corporation, which was formed in May 1991. In 1995, we changed our name to Acrodyne Communications, Inc., which we operate in one industry segment – the design, manufacture and marketing of television transmitters and translators, which are sold in the United States and internationally.

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

BASIS OF PRESENTATION

Upon completion of the audit of our consolidated financial statements for the year ended December 31, 2001, our independent auditors issued an opinion with an explanatory paragraph stating that substantial doubt exists about our ability to continue as a going concern.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.   On November 1, 2002 our Board of Directors voted to approve a recapitalization plan by Sinclair Broadcast Group (“Sinclair”).  Under the potential recapitalization,  Sinclair would receive additional common stock in exchange for forgiveness of certain amounts that we owe to Sinclair.  This plan will be submitted for shareholder approval at an annual meeting to be held in December 2002.  In addition, Sinclair has orally committed to purchase all UHF transmitters requirements from us.

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

ACRODYNE PRODUCTS AND SERVICES

We design, manufacture and market digital and analog television broadcast transmitters and translators for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions.  The useful life of a television transmitter or translator is approximately 20 years.  Our television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design, which permits us to respond to specific customer requests.  We classify our transmitters into two categories based upon the power output of such transmitters (as discussed in greater detail below).  Lower power transmitters and higher power transmitters transmit signals in both UHF and VHF frequency bands.  The VHF band covers channels two through thirteen and the UHF band covers channels above thirteen.  Each transmitter permits the sender to broadcast over one channel, except in the case of adjacent channel assignments for which one transmitter is able to transmit two television signals, one analog and one digital.

All of our television transmitters feature enhanced linear amplifiers.   Such units feature easy to read diagnostic displays and meters, which clearly indicate a unit’s operating condition.  Units automatically shut down for self-protection if out-of-tolerance conditions are encountered. We believe that our television transmitters are relatively easy to maintain since they utilize common modules and parts.  Other operating features include full remote control, telemetry and status functions, and a modular design, which allows for cost-effective expansion to higher output power levels.

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

Since the acquisition of Acrodyne Industries in 1994, we have incurred significant losses including a net loss of $2,569,204 and a cash flow deficit of $3,877,708 in 2001.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $3,805,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, our Credit Facility with Sinclair (see Note 5 to Financial Statements) and customer advances. As of September 30, 2002 and December 31, 2001 Sinclair owned 32.6% of our common stock, and has warrants to purchase 8,644,225 additional shares (see Notes 5 to Financial Statements), which represented 60.4% of our common stock on a fully diluted basis.

In March 2000, Sinclair agreed to provide additional funds to us of up to $2,000,000 under terms of a subordinated debenture (see Note 5 to Financial Statements).  On April 27, 2001, we entered into an additional $4,000,000 line of credit facility with Sinclair.   This line of credit requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  On November 1, 2002 our Board of Directors voted to approve a recapitalization plan by Sinclair Broadcast Group (“Sinclair”).  Under the potential recapitalization,  Sinclair would receive additional common stock in exchange for forgiveness of certain amounts that we owe to Sinclair.  This plan will be submitted for shareholder approval at an annual meeting to be held in December 2002.  In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.

RESULTS OF OPERATIONS

The following compares the Company’s summary results of operations for the three and nine months ended September 30, 2002 to the three and nine months ended September 30, 2001:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2001		2002		2001
	$		$	%	$	%	$	%
Net Sales	6,263,473	100.0	4,740,062	100.0	17,951,003	100.0	7,638,574	100.0
Cost of Sales	4,585,804	73.2	3,056,534	64.5	13,086,343	72.9	5,791,425	75.8
Gross Profit (Loss)	1,677,669	26.8	1,683,528	35.5	4,864,660	27.1	1,847,149	24.2
Operating Expenses	1,443,640	23.1	927,068	19.6	4,230,998	23.6	4,143,103	54.3
Operating Income (Loss)	234,029	3.7	756,460	15.9	633,662	3.5	(2,295,954)	(30.1)

Net sales for the three month and nine month periods ended September 30, 2002 increased 32.1% and 135.0%, respectively over net sales for the periods ended September 30, 2001. Significant quantities of the Quantum transmitter were not produced and shipped until the third quarter of 2001, resulting in the 135% nine month sales increase.  Sales for the three month period ending September 30, 2002 included one additional transmitter to Sinclair Broadcasting, compared to the prior year period.  In addition, the market for low power, digital equipment transmitters increased, resulting in additional sales in the Rohde and Schwartz product line.

Gross margin on sales for the first nine months of 2002, as a percentage of sales improved from the prior year.  Margin in 2001 was negatively affected by unabsorbed overhead, resulting from low sales volume.  Margins for the three month period ending September 30, 2002 were lower than the corresponding period in 2001 due to increased sales volume of low power transmitters.  Low power transmitters are sold at lower gross margins than high power transmitters, consequently the average gross margin declined.

Total operating expenses remained about the same for the nine months ended September 30, 2002 from the same period in 2001.  There was, however, a substantial increase in operating expenses for the three month period ending September 2002 compared to 2001. Operating expenses rose from $927,068 for the three months ending September 30, 2001 to $1,443,640 for the three months ending September 30, 2002.  $122,024 of the increase was in the Marketing and Sales Department.  This was due to a new ad campaign, increased sales commissions to foreign representatives of our product, and the timing of recording expenses for the National Association of Broadcasters show.  $332,561 of the increased operating costs in the three month period were incurred in the Administration Department.  Legal and professional fees and insurance expense were both substantially higher than during the previous year.  Insurance expense increased due to the renewal of the Directors and Officers policy at a substantially higher rate than the previous policy.  An additional allowance for doubtful accounts of $153,611 was recorded in the period.  An increase in Engineering expenses was primarily attributable to salary and wages, which were $49,008 higher in the 2002 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our activities primarily from customer advances, internally generated funds, proceeds from the sale of equity securities and use of our credit facilities.  At September 30, 2002, we had a working capital deficit of  $11,722,586 compared to a working capital deficit of $11,911,144 at December 31, 2001.  Customer deposits increased $2,129,747 during the first nine months of 2002.  These funds were used to finance a higher level of inventory and for prepaid deposits to Acrodyne suppliers.  Prepaid deposits are required for high cost, long lead, specialty products.  When those items are received they become Acrodyne inventory.  As transmitters are shipped to our customers, our inventory is moved to the cost of goods sold account and Customer deposits is reduced.  Our standard terms of sale require 90% of the transmitter price to be received prior to shipment.

In connection with obtaining a credit facility in 1999, the bank required, as a condition of the loan, that Sinclair unconditionally and irrevocably guarantee all of our obligations under the facility.   We agreed to issue Sinclair $200,000 of our common stock (83,000 shares) as compensation for the guarantee.  In October 2000, Sinclair purchased the line of credit from the bank and filed related UCC liens against our personal property, which eliminated the Sinclair guarantee.  At September 30, 2002 and December 31, 2001 the borrowing on this facility was $1,158,753.  On April 27, 2001, we secured an additional $4,000,000 line of credit facility with Sinclair.  The credit facility requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  At September 30, 2002 we had borrowed approximately $3,975,000 against the line.

Our ability to continue as a going concern depends upon: (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance the planned investment.  The factors noted above raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.  On November 1, 2002 our Board of Directors voted to approve a recapitalization plan by Sinclair Broadcast Group (“Sinclair”).  Under the potential recapitalization,  Sinclair would receive additional common stock in exchange for forgiveness of certain amounts that we owe to Sinclair.  This plan will be submitted for shareholder approval at an annual meeting to be held in December 2002.  In addition, Sinclair has orally committed to purchase all UHF transmitters requirements from us.

Significant and Recent Events

The SEC is continuing an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne has not been charged with any wrongdoing, is cooperating fully with the investigation, and has supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee have been subpoenaed and testified before attorneys for the SEC.  The duration, facts, and outcome of the investigation cannot be estimated by the company at this time.

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

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION

Item 3. Controls and Procedures

The management of the Company, including Nathaniel Ostroff as Chairman and Chief Executive Officer and Robert E. Woodruff, Jr. as Chief Financial Officer, have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the [Securities Exchange] Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, Messrs. Ostroff and Woodruff determined that such controls and procedures were effective as of September 30, 2002, the date of the conclusion of the evaluation. There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls between September 30, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures, and the date of this report.

Item 6.  None

(a)                                  No Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acrodyne Communications, Inc.
(Registrant)

Date: November 13, 2002	By	/s/ John Strzelecki
John Strzelecki, Executive Vice President,

	By	/s/ Robert E. Woodruff, Jr.
Robert E. Woodruff, Jr., Chief Financial Officer

CERTIFICATION

I, Robert E. Woodruff, Jr. certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of Acrodyne Communications, Inc. (the “registrant”);

2.                    Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or person fulfilling the equivalent function);

a.                    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ R.E. Woodruff, Jr.
Chief Financial Officer

CERTIFICATION

I, Nathaniel Ostroff certify that:

7.                    I have reviewed this quarterly report on Form 10-Q of Acrodyne Communications, Inc. (the “registrant”);

8.                    Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.                 The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.                 The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or person fulfilling the equivalent function);

a.                    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.                 The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ Nathaniel Ostroff
Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT

I, Nathaniel Ostroff, CEO of Acrodyne Communications (the “Company”), certify, pursuant to section 906 of the Sabanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)                                  the Quarterly Report on Form 10Q of the Company for the quarterly period ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)                                  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2002	By	/s/ Nathaniel Ostroff
Nathaniel Ostroff, Chief Executive Officer

I, Robert E. Woodruff, Jr., CFO of Acrodyne Communications (the “Company”), certify, pursuant to section 906 of the Sabanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)          the Quarterly Report on Form 10Q of the Company for the quarterly period ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2002	By	/s/ R. E. Woodruff, Jr.
Robert E. Woodruff, Jr., Chief Financial Officer