Form 10KSB
period 2002-12-31
ACRODYNE COMMUNICATIONS INC
filed 2003-03-31
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002

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

State issuer’s revenues for its most recent fiscal year:  $26,064,184

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $8,480,849 computed by reference to the closing price of such stock (a bid and ask price was not available), as of  March 21, 2003.  This computation is based upon the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of  March 21, 2003 the registrant had outstanding 28,317,496 shares of common stock, par value $0.01

ACRODYNE COMMUNICATIONS, INC.

FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.  Description of Business

THE COMPANY. We are Acrodyne Communications, Inc., a Delaware corporation, which operates in one industry segment – the design, manufacture and marketing of television broadcast transmitters, which are sold in the United States and internationally.  Our wholly owned operating subsidiary, Acrodyne Industries, Inc., manufactures and sells TV transmitters, LPTV transmitters and TV translators produced to customer specifications.

On January 27, 1999, we finalized a strategic agreement with the Sinclair Broadcast Group (“Sinclair”).  Under this agreement Sinclair invested $4.3 million in consideration for 1,431,333 shares of our common stock and the issuance of warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon our achievement of increased product sales or products with new technology.  In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, were forgiven in exchange for our stock.  This transaction was completed in January 2003.  See additional discussion in the Significant and Recent Events section of this document.

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

New line of IOT-equipped television transmitters developed at Sinclair

In March 2000, we reached a definitive agreement with Sinclair to exclusively manufacture and sell the Sinclair designed “Quantum” IOT transmitter line.  Sinclair created this newly developed line of transmitter products at its Hunt Valley, Maryland, headquarters to meet its own internal digital and analog requirements and has licensed this technology to us.  The Quantum line was conceived by broadcasters and designed by the same Emmy award winning talents that invented IOT transmitters over ten years ago.  The digital version of the Quantum line is designed to be capable of both 8-VSB and COFDM service.  We introduced this advanced line of transmitters at the National Association of Broadcasters April 2001 Show in Las Vegas.  In January 2003, under terms of the shareholder approved recapitalization plan, amounts owed to Sinclair under the license agreement was forgiven and ownership of the technology was transferred to Acrodyne in exchange for Acrodyne shares of common stock.

With the addition of the Rohde & Schwarz solid-state products and the introduction of the new Quantum IOT products, we feel that we have the broadest transmitter product line in the industry.

THE TELEVISION TRANSMISSION INDUSTRY

Approximately 10,000 analog and digital translators and television transmitters with an output power level of one watt or more are in operation in the United States.  Of these, more than 1,900 television transmitters in the United States have an output power level of five kilowatts or more.  As of December 31, 2002, we had sold and delivered, since our inception, approximately, 1,800 lower power transmitters and 165 higher power transmitters in the United States and 1,660 lower power transmitters and 90 higher power transmitters abroad.

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

We believe that we can capitalize on the opportunities afforded by this emerging market because our current product line, as well as our planned digital amplitude modulator-transmitters, can be re-engineered to be compatible with the DTV digital transmission format selected.

GROWTH STRATEGY

We believe that we can increase sales of our transmitters based on a growth strategy centered on the following principles:

•                  Communicating our Quality Process focus /Product Quality to our (potential) customers.

•                  Dramatically increasing direct customer contact and marketing activities (Direct Sales/Agents and Partners).

•                  Continually update and streamline the manufacturing facility to support growth up to $100 million in annual sales with outgrowth of Quality Process Implementation.

•                  Continually improve the Quantum Family of IOT transmitters with the incorporation of the latest generation/proven technology to garner increased market share.

•                  Drive the manufacturing cost of the Quantum down through continual value engineering.

MARKETING AND SALES

Marketing Strategy

Marketing and Sales are currently positioning the company as the “Technology Leader” in the industry.  We draw on the strengths of the Engineering Department’s history of designing state of the art industry accepted products over the past 30 years.  Additionally, sales is targeting TV Stations with antiquated Analog equipment for replacement with a cost savings/future growth, marketing plan.  This plan immediately improves the TV Stations cash flow, increasing station net worth and allows conversion of their new Analog Transmitter to a Digital Transmitter when needed with minimal cost.  The Sales department has also moved forward on developing strong alliances with well-established Studio Integration companies to gain alternative access to the broadcast market resulting in increased product sales.  The Sales departments ultimate goal centers on product branding acceptance tied with Quality and Technology supremacy.

Domestic Sales

Domestic sales accounted for 97.4% of our net sales in 2002. For the most part, we sell systems  directly to television stations.  However, as mentioned above, we have developed alliances with companies bringing us additional business otherwise not attainable.  Domestic sales are handled by regional sales managers located in both field offices and the manufacturing facility.  Regional sales staff are supported by management and applications personnel at our factory. Regular and direct contact promotes coordination of effort for optimum performance.  Domestic sales negotiations often require weeks or months of cultivation and planning with the customer. All domestic sales staff is required to have in-depth industry knowledge to guide the prospective client to cost effective, responsible purchasing decisions.

International Sales

International sales accounted for approximately 2.6% of net sales in 2002.  Independent manufacturers’ representatives and distributors, who normally have specific account affiliations within a particular country, operate on an exclusive and non-exclusive basis and receive a negotiated commission rate.

Customer Base

Our business has historically been dependent upon a relatively small number of significant transmitter sales with one-time customers.  With the launch of the Quantum transmitter line the company is targeting the entire professional broadcast industry.  In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  Total sales to Sinclair accounted for $16,790,794 or 64% of sales in 2002 and $8,795,294 or 63% of sales in 2001.

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

COMPETITION

We compete, with respect to lower power applications, on the basis of product features, quality, technology, dependability, life cycle, acquisition and operating costs.  The domestic lower power UHF market is dominated by a small number of American companies.  We compete with specialty firms of similar size and resources, such as LARCAN-Television Technology Corp. and Axcera in this market. The VHF market represents an insignificant percentage of our sales.  Unlike the lower power domestic market, the higher power domestic market is characterized by intense competition from companies that are much larger than us and which possess significantly greater resources.  The higher power transmitter market is dominated by suppliers such as Thales and Harris Corporation (“Harris”).  Both Thales and Harris have access to significant resources, both financial and otherwise.

CURRENT MANUFACTURING

Our manufacturing department, located in Phoenixville, Pennsylvania, is primarily involved in final system assembly. All phases of assembly are performed in a single open area comprising approximately 15,000 square feet.  We do not utilize, and are not dependent upon, any unusual raw materials or processes in the design of our products. Major purchased parts include fabricated printed circuit boards, water-cooling pumps, specialized output filters, power transformers, inductive output power tubes and cavities.

Chemical etching of circuit boards and painting of cabinets is performed by outside suppliers to minimize the potential for adverse environmental consequences at our facility.  Assembly had occurred in a build-to-order shop environment utilizing standard assembly modules depending on the frequency and output power level of the transmitter.

PATENTS, TRADEMARKS, and LICENSES

We are the owner of seven patents related to our former product lines.  These patents are not applicable to our new, digital product line and the company no longer desires to support these patents legally or financially.

During March 2000, the Company entered into a 10-year license agreement (the “License Agreement”) with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company would pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, the Company would pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.  At end of the tenth year, the Company has the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.  As part of the recapitalization plan approved by our shareholders and completed in January 2003, Sinclair terminated this agreement, forgave amounts due under the agreement, and transferred ownership of the technology to us in exchange for shares of our stock.

EMPLOYEES

At the end of 2002, we employed approximately 71 individuals on a full-time basis none of whom are union members.  We believe we have a good relationship with our employees.

Item 2.  Description of  Property

Facilities

Our manufacturing facility is located in Phoenixville, Montgomery County, Pennsylvania, a suburb of Philadelphia.  The building contains the financial and operations teams, plus state-of-the-art manufacturing capable of continuing our transition into the digital era and beyond.  The manufacturing facility is designed to incorporate modern flow manufacturing techniques with greatly expanded capabilities for high power testing of new technology transmitters.  A complete training facility is also included for customer seminars and instructions.  The financial arrangements for the construction and occupation of this facility were supported by the financial strength of Sinclair (See Certain Relationships and Related Transactions), which leased this property from an independent firm.  Sinclair has subleased this property to us.   The lease carries a 15 year term and is renewable for two five-year terms.

Our Corporate headquarters and new product development function is located in Cockeysville, Maryland, where we lease 7,147 square feet of space on a monthly basis.

Item 3.  Legal Proceedings

In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division).  These four lawsuits were consolidated into a single lawsuit (the “Lawsuit”).  The Lawsuit asserted that we issued false and misleading financial statements.  On April 9, 2001, we reached a settlement (the “Settlement”) with plaintiffs’ counsel.  The Settlement required us to issue plaintiffs five (5) year warrants to purchase One Million Six Hundred Thousand (1,600,000) shares of our voting common stock at an exercise price of One Dollar ($1.00) per share and to pay the class plaintiffs Seven Hundred Fifty Thousand Dollars ($750,000).  The cash portion of the Settlement was funded by our officers and directors indemnity insurance policy.  As a result of the Settlement, during the three months ended March 31, 2001, the Company recorded a charge to operations of  $336,000, which represented the fair value of the warrants issued.

The SEC conducted an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne cooperated fully with the investigation and supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee were subpoenaed and testified before attorneys for the SEC.  On March 6, 2003 the SEC issued a cease and desist order against Acrodyne.  The Commission found that “Acrodyne materially misstated figures reported for its inventory, cost of sales, revenue, gross profit, and net loss in its financial statements for the year ended December 31, 1998; the first three quarters of 1999; the year ended December 31, 1999; and the first quarter of 2000.  Acrodyne included its misleading financial results in press releases and its filings with the Commission relating to these periods”.  Further the Commission found, “ Acrodyne was unable to properly value its products because of the incomplete and outdated cost data it maintained.  In addition, starting in the second quarter of 1999, Acrodyne made unsupported adjustments to its sales and inventory accounts to bring Acrodyne’s financial statements in line with the gross margin percentage it had budgeted for the period.  Acrodyne knew or acted recklessly with respect to its faulty cost accounting.” Further, as part of their investigation, the SEC fined Acrodyne’s former CEO $50,000, a former CFO $10,000, and a former Controller and CFO $10,000.  In exchange for cancellation of a termination of service agreement, Acrodyne had previously agreed to pay legal fees and penalties for the former CEO.  The fine of $50,000 was paid by Acrodyne in 2003, per that agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

Security Holders met on December 20, 2002 to vote on the election of directors, proposed plan of recapitalization, and ratification of the appointment of independent public accountants.

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

HOLDERS

As of  March 21, 2003, there were 164 holders of record of our common stock.

DIVIDENDS

No dividends on our common stock were declared during fiscal 2002 and 2001.  We do not intend to pay cash dividends on our common stock in the foreseeable future.  We paid cash dividends of  $42,084 in 2000 to the holders of our 8% convertible redeemable preferred stock as required by the terms of such stock agreements.  Dividends on our 8% convertible redeemable preferred stock were suspended in the fourth quarter of 2000.  On July 17, 2001, we entered into an agreement to exchange all the outstanding shares of our 8% Convertible Redeemable Preferred Stock and the dividends in arrears for 428,447 shares of our Common Stock.

PRICE RANGE OF SECURITIES

The following table sets forth the high and low bid prices for shares of our common stock for the periods indicated, as supplied by NASDAQ. These quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There has been only limited and sporadic trading in our securities.

	High	Low
March 31, 2001	$1.09	$0.27
June 30, 2001	1.04	0.41
September 30, 2001	0.99	0.35
December 31, 2001	0.95	0.16

	High	Low
March 31, 2002	$0.75	$0.35
June 30, 2002	0.75	0.35
September 30, 2002	0.50	0.27
December 31, 2002	0.41	0.26

As mentioned previously Nasdaq suspended trading of our stock on August 14, 2000.  The high and low price of the stock from June 30, 2000 to the suspension date was $2-1/2 and $1-1/4.

Item 6.  Management Discussion and Analysis

Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  The Company’s critical accounting policies are described below.

Revenue Recognition

The Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up of the equipment. A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed, tested and are available for pick-up or delivery, and the customer has requested that the Company hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company recognizes revenue if it has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry.

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

Allowance for Doubtful Accounts Receivable

Approximately 64% of sales in 2002 were to Sinclair, which has 34.6% ownership of the Company at December 31, 2002 (82.4% after the January 2003 recapitalization).   At December 31, 2002 approximately $637,000 of our outstanding receivables were due from Sinclair or television stations it owned.  No allowance for doubtful accounts has been recorded against these receivables.  For other customers a reserve is established 90 days after date of invoice.

Inventory

Inventory includes material, direct labor, and overhead and is valued at the lower of cost or market on a first-in first out basis.  We establish an allowance for obsolescence for inventory items that are in excess of requirements to support sales, are not used in current transmitter design, or have shown little activity during the past year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The business of Acrodyne Communications, Inc is conducted through our sole operating subsidiary Acrodyne Industries, Inc. (“Acrodyne”).

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001
NET SALES
Related party sales, net	$16,790,794	$8,795,294
Other sales, net	9,273,390	5,099,967
NET SALES	26,064,184	13,895,261
COST OF SALES	19,258,636	9,801,459
Gross Profit	6,805,548	4,093,802
OPERATING EXPENSES:
Engineering	2,094,649	2,052,644
Selling	1,360,105	1,069,504
Administration	2,069,517	2,557,414
Amortization of intangible assets	300,000	300,000

Total operating expenses	5,824,271	5,979,562

Operating Income/(Loss)	981,277	(1,885,760)
OTHER (EXPENSES) INCOME:
Interest expense, net	(860,658)	(854,919)
Other income, net	268,709	171,475
Net Income/(Loss)	389,328	(2,569,204)

DIVIDEND ON 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK	—	(28,056)
INDUCEMENT TO CONVERT PREFERRED TO COMMON STOCK	—	(208,591)

NET INCOME/(LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$389,328	$(2,805,851)

NET INCOME/(LOSS) PER COMMON SHARE — BASIC AND DILUTED	$0.05	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	7,409,608	7,177,189

Net sales for the year ended December 31, 2002 were $26,064,184 as compared to $13,895,261 in 2001, an 87.6% increase.  The increase was attributable to sales of our new Quantum line of transmitters, our agreement with Sinclair Broadcast Group (Sinclair) to provide them with high power digital transmitters, and our agreement with Rohde and Schwartz to distribute their product.  Sales to Sinclair rose from $8,795,294 to $16,790,794.

The gross margin fell to 26.1% in 2002 from 29.5% in 2001.  In the third quarter of 2001 we recorded approximately $600,000 of gross margin related to a program termination.  Without the benefit of that item, gross margin in 2001 was approximately 27%.

Selling expense increased by $290,601 to $1,360,105 in 2002 as compared to $1,069,504 in 2001, a 27.2% increase.  This was mainly due to a major advertising campaign for our Quantum transmitters, specifically targeting the analog transmission market.

Administration expense decreased by $487,897 to $2,069,517 in 2002 as compared to $2,557,414 in 2001, a 21.0% decrease.   This decrease was due to a decrease in legal and professional costs related to our delisting from Nasdaq, restatements of our financial statements for 1998 and 1999 and shareholder litigation and termination in 2001of the lease on a rented facility.

Interest expense in 2002 increased slightly, due to an increase in the weighted-average outstanding borrowings under our credit facilities with Sinclair.

No federal or state income tax associated with the 2002 income or tax benefit associated with the 2001 loss has been recorded due to the magnitude of our tax loss carry forward.  It is our belief that all the available benefits will, more than likely, not be realized.

Operations and Business Risk

Due to the nature of our business, we are subject to various risks including, but not limited to, technological and market acceptance of our product, capital availability, dependence on management and other risks.  We have been in the process of developing products and applications using digital transmission technology.  Related to this process, we entered into a license agreement with Sinclair in March 2001 (see Note 6).  We shipped the first of our digital transmitters in March 2001.  To date, most of the orders for our digital product are from Sinclair.

Since the acquisition of Acrodyne Industries in 1994, we have incurred significant losses.  In addition, we have generated operating cash flow deficits.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $3,805,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, our Credit Facility with Sinclair (see Note 7) and customer advances. As of December 31, 2002 and 2001, Sinclair owned 32.6% and has warrants to purchase 8,644,225 additional shares (see Notes 8 and 10), which represented 60.4% of our common stock on a fully diluted basis.

Sinclair had provided a guarantee of our $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from the bank (see Note 7).  In March 2000, Sinclair agreed to provide additional funds to us of up to $2,000,000 under terms of a subordinated debenture (see Note 7).  On April 27, 2001, we entered into an additional $4,000,000 line of credit facility with Sinclair.   This line of credit requires monthly interest-only payments and matures upon demand by Sinclair.  Our future growth and profitability will depend upon (1) market acceptance of our new digital product; (2) our ability to generate sufficient revenues to achieve and sustain positive cash flow; and (3) our ability to raise the necessary capital to fund operating needs and finance any planned investment.

In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, was forgiven in exchange for our stock.  This transaction was completed in January 2003.  Sinclair agreed to:

a)              Forgive all indebtedness, payables, accrued and unpaid interest under the outstanding debenture and Lines of Credit amounting to about $9,877,542

b)             Assign all intellectual property rights relating to the License agreement

c)              Invest an additional $1,000,000

d)             Terminate all Sinclair owned warrants

e)              Amend the Guaranty and Lease Compensation Agreement, dated September 16, 1999.  Amended terms require the payments in 2002 through 2005 to be made in cash with subsequent years paid in cash or stock at our discretion

f)                In exchange for the items described above, 20,350,000 shares of the Company’s common stock was issued

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2002

(unaudited)

The following presentation, which sets forth the unaudited pro forma consolidated condensed balance sheet of the Company, assumes the recapitalization transaction described took place on December 31, 2002.  The pro forma consolidated balance sheet should be read in conjunction with the description of the recapitalization and the historical consolidated financial statements of the Company.

	Historical	Adjustments		Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312,921	$1,000,000	c	$1,312,921
Accounts receivable, net of allowance for doubtful accounts of $38,600	2,204,044			2,204,044
Inventories, net	3,271,066			3,271,066
Prepaid assets and deposits	78,998			78,998

Total current assets	5,867,029	1,000,000		6,867,029

PROPERTY, PLANT AND EQUIPMENT, net	3,407,611			3,407,611

LICENSE AGREEMENT, net of accumulated amortization of $825,000	675,000			675,000
Total assets	$9,949,640	$1,000,000		$10,949,640

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Line of credit – related party	$5,133,759	$(5,133,759	)a	$
Subordinated debenture – related party	2,000,000	(2,000,000	)a
Current portion of capital lease obligations	625,259	(468,616	)a	156,643
Accounts payable	2,353,444			2,353,444
Accrued expenses	2,176,782			2,176,782
Customer advances	3,014,996			3,014,996
Other current liabilities	1,891,878	(1,600,167	)a	291,711
Total current liabilities	17,196,118	(9,202,542)		7,993,576

CAPITAL LEASE OBLIGATIONS, net of current portion	3,701,038			3,701,038
LICENSE FEE PAYABLE – long term	675,000	(675,000	)a	0
NON-COMPETE LIABILITY	731,231			731,231
Total liabilities	22,303,387	(9,877,542)		12,425,845

SHAREHOLDERS’ DEFICIT:
Common stock, par value $.01; 7,409,608 and 27,759,608 issued and outstanding, respectively	74,096	203,500	f	277,596
Additional paid-in capital	22,071,641	10,674,042	f	32,745,683
Accumulated deficit	(34,499,484)			(34,499,484)
Total shareholders’ deficit	(12,353,747)	10,877,542		(1,476,205)

Total liabilities and shareholders’ deficit	$9,949,640	$1,000,000		$10,949,640

This recapitalization plan was completed in January of 2003, raising Sinclair’s ownership to approximately 82.4% of Acrodyne’s issued and outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

We established a $2,500,000 credit facility with a bank for working capital purposes, described in Item 6, “Liquidity and Capital Resources.” The bank required that Sinclair guarantee our obligations. Interest is payable on a formula basis. We have compensated Sinclair with $200,000 payable in the form of our Common Stock for this guarantee.

During November 1999, we entered into a sub-lease agreement with Sinclair for our new manufacturing facility.  Under the terms of this agreement, we compensated Sinclair on the lease execution date,  $70,000 payable in the form of our Common Stock and also on each lease anniversary date $70,000 payable in the form of our Common Stock.  Under terms of the recapitalization plan completed in 2003 this agreement was amended to make the payments in 2002 through 2005 payable in cash.  Subsequent payments can be made in cash or stock at Acrodyne’s discretion.

During March 2000, we entered into a license agreement with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital  transmitters lines. Under the terms of this agreement, we will pay to Sinclair an annual  royalty of $300,000 for 5 years.  Following  the fifth year of the License agreement, we shall pay to Sinclair an annual royalty equal to 1.0% of revenues  realized by us  attributable  to the License Agreement.  Under terms of the recapitalization plan completed in January 2003 unpaid amounts were forgiven and the intellectual property related to the agreement were transferred to Acrodyne in exchange for shares of our common stock.

During March 2000, we entered into a subordinated debenture agreement with Sinclair.  Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our Common Stock at $3.45 per share.  Sinclair may immediately convert the current principal into 579,710 shares of our Common Stock.  Amounts owed under this debenture, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

On April 27, 2001, we entered into a $4,000,000 line of credit facility with Sinclair.  The line of credit facility requires monthly interest-only payments and matures upon demand by Sinclair.  Amounts owed under this credit facility, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

Historically, we have financed our activities primarily from customer advances, internally generated funds, proceeds from the sale of equity securities and use of our credit facilities.  At December 31, 2002, we had a working capital deficit of $11,329,089 compared to a working capital deficit of $11,911,144 at December 31, 2001.  The increase in working capital resulted from additional cash of $295,234, receivables of $737,256, and inventory of $1,989,554 funded by additional debt of $471,370, accounts payable of $406,537, and accrued expenses of  $990,954.

The following are summaries of our contractual obligations and other commitments at December 31, 2002:

		Payments Due by Period
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years

Contractual Obligations

Subordinated Debenture(a)	$2,000,000	$2,000,000
Capital Lease(b)	4,326,297	625,259	953,445	1,051,400	1,696,193
License Fee(c)	1,500,000	825,000	600,000	75,000
Operating lease payments	92,284	23,071	46,142	23,071
Non-compete Liability	845,912	114,681	136,204	136,204	458,823

		Expiration Date
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years

Other Financial Commitments

Line of Credit(a)	$5,133,759	$5,133,759

a)              Principal and interest exchanged for common stock in January 2003 recapitalization.

b)             Past due balances through September 31, 2002 amounting to $468,616 were exchanged for common stock in recapitalization.

c)              Past due and future obligations exchanged for common stock in January 2003 recapitalization.

Material Commitments for Capital Expenditures

We do not have any material commitments for capital expenditures other than our commitment under the sublease agreement with Sinclair.  This sublease agreement relates to our manufacturing and support facility located in Phoenixville, Pennsylvania.  This agreement requires annual payments of rent starting at $460,515 escalating by 3% per year for the first five years.  For years six through fifteen the aggregate payment is $6,331,485 (see Note 10 to the consolidated financial statements).  We occupied the facility during the fourth quarter of 2000 and recorded the transaction as a capital lease.

Future Liquidity

At December 31, 2002, we had a working capital deficit and accumulated deficit of $11,329,089 and $34,499,484 respectively.  Prior to 2002, we incurred operating cash flow deficits and experienced net losses.  We have funded our cash requirements through 2002 with proceeds from a $4,000,000 credit facility obtained from Sinclair in April 2001 (see discussion below), a $2,500,000 credit facility, a $2,000,000 subordinated debenture issued to Sinclair in March 2000, deferral of capital lease obligations, and customer advances.  We may require additional capital to fund our expansion into the digital television market and any additional operating losses, should they occur.  There can be no assurance that we will be able to obtain the necessary capital to fund operating needs and finance any required investment needs or to generate sufficient revenue to achieve and sustain positive cash flow.

On December 20, 2002 our shareholders approved a recapitalization plan.  This plan significantly restructured our balance sheet by forgiving debt, unpaid interest, and future obligations under the technology agreement with Sinclair, plus the receipt of additional cash, in exchange for 20,350,000 shares of our stock.  This plan was completed in January 2003.  The removal of debt, interest, and long term obligations from our liabilities with the addition of cash has improved our working capital ratios and decreased our accumulated deficit.  At this time the company does not have a line of credit in place with either Sinclair or a bank.  There are no guarantees that we would be able to obtain such a facility.  Without an operating line of credit the company must rely on internally generated cash flow to fund future operations.

SIGNIFICANT AND RECENT EVENTS

In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, was forgiven in exchange for our common stock.  This transaction was completed in January 2003.  In exchange for issuing 20,350,000 shares of stock to Sinclair, Sinclair agreed to:

a)              Forgive all indebtedness, receivables, accrued and unpaid interest under the outstanding debenture and Lines of Credit amounting to about $9,877,542

b)             Assign all intellectual property rights relating to the License agreement

c)              Invest an additional $1,000,000

d)             Terminate all Sinclair owned warrants

e)              Amend the Guaranty and Lease Compensation Agreement, dated September 16, 1999.  Amended terms require the payments in 2002 through 2005 to be made in cash with subsequent years paid in cash or stock at our discretion

This recapitalization plan raised Sinclair’s ownership of Acrodyne’s issued and outstanding  common stock to approximately 82.4%.

The SEC conducted an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne cooperated fully with the investigation and supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee were subpoenaed and testified before attorneys for the SEC.  On March 6, 2003 the SEC issued a cease and desist order against Acrodyne.  The Commission found that “Acrodyne materially misstated figures reported for its inventory, cost of sales, revenue, gross profit, and net loss in its financial statements for the year ended December 31, 1998; the first three quarters of 1999; the year ended December 31, 1999; and the first quarter of 2000.  Acrodyne included its misleading financial results in press releases and its filings with the Commission relating to these periods”.  Further the Commission found, “ Acrodyne was unable to properly value its products because of the incomplete and outdated cost data it maintained.  In addition, starting in the second quarter of 1999, Acrodyne made unsupported adjustments to its sales and inventory accounts to bring Acrodyne’s financial statements in line with the gross margin percentage it had budgeted for the period.  Acrodyne knew or acted recklessly with respect to its faulty cost accounting.”  Further, as part of their investigation, the SEC fined Acrodyne’s former CEO $50,000, a former CFO $10,000, and a former Controller and CFO $10,000.  In exchange for cancellation of a termination of service agreement, Acrodyne had previously agreed to pay legal fees for the former CEO.  The fine of $50,000 was paid by Acrodyne in 2003, per that agreement.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards  (SFAS) 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset.  The liability is adjusted at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement.  Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002.  The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 partially supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002.   The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company’s financial position, results of operations, or cash flows.

Item 7.  Financial Statements

The consolidated financial statements required in response to this Item are Part IV of this report.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 16, 2001 our Board of Directors unanimously approved Grant Thornton LLP as our independent accountant for the fiscal year ended December 31, 2001 and to discontinue the services of Arthur Andersen LLP.  In connection with its audits for the past two fiscal years ended December 31, 2000 and 1999, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.  In the past two fiscal years, Arthur Andersens’ reports did not contain an adverse opinion, or disclaim an opinion and was not modified as to uncertainty, audit scope, or accounting principles.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Our directors, officers and significant employees as of December 31, 2002 were:

Name	Age	Position with Company	Served as Director/Officer Since
Nat S. Ostroff	62	Chairman of the Board of Directors	January 1999
Martin J. Hermann	64	Director	May 1991
David S. Smith	52	Director	January 1999
David B. Amy	50	Director, Secretary, and Treasurer	January 1999
Richard P. Flam	59	Director	January 1999
Louis Libin	44	Director	December 2002
John Strzelecki	61	Executive Vice President	November 2001
Robert E. Woodruff, Jr	52	Chief Financial Officer	November 2001

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

LOUIS LIBIN was elected to the Board of Directors by the shareholders on December 20, 2002.  Mr. Libin founded Broad Comm, Inc. a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications in 1996.  Prior to his tenure at Broad Comm, Mr. Libin was Director of Engineering for NBC, responsible for satellite, wireless, and communication issues for General Electric and NBC.  He holds a Bachelor’s of Science degree in Electrical Engineering from the Pratt Institute and completed his graduate studies at Massachusetts Institute of Technology in Optical Electronics at the MIT Executive Program in 1991.

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

ROBERT E. WOODRUFF, JR. started with Acrodyne as Corporate Controller on January 29, 2001.  On November 20, 2001 he was promoted to Chief Financial Officer.  Prior to joining Acrodyne, Mr. Woodruff was Vice President, Finance and Administration for D.A. Lewis and Associates, a direct mail and computer services company in Doylestown, Pennsylvania.  Mr. Woodruff is a graduate of the General Electric Financial Management Program and obtained his B.S. in Finance and his M.B.A. in both Finance and Accounting from Drexel University.

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

Based solely on a review of the copies of such reports furnished to us, or written representations that no Form 5 was required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the years ended December 31, 2002 and 2001.

Item 10.  Executive Compensation

The following table summarizes the compensation earned by our executive officers for services provided during fiscal years 2002 and 2001.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Other Compensation	Securities Underlying Options (#)

Nat S. Ostroff(3)	2002	$65,000		None
Chairman of the Board	2001	$31,250		None

William H. Barclay(1)	2002	$90,868	$20,400	None
Vice President Manufacturing	2001	$128,904	$2,769	None

Adel Rizk(2)	2002	$0		None
Senior Vice President/CFO	2001	$148,815	$5,500	None

Robert E. Woodruff, Jr.	2002	$100,000	$15,615	None
Controller – CFO	2001	$75,654		None

John Strzelecki	2002	$104,615		None
Executive Vice President	2001	$11,423		None

(1) Mr. Barclay’s employment with Acrodyne was terminated in May of 2002.

(2) On November 28, 2000, Mr. Adel Rizk was hired as Senior Vice President and Chief Financial Officer.  The position of Senior Vice President  and Chief Financial Officer was eliminated on May 8, 2001.

(3) On January 27, 1999, Mr. Ostroff was elected as Chairman of the Board of Directors and Chairman of the Management Committee and was granted compensation in the amount of $150,000 annually. In September 2000, Mr. Ostroff’s salary was reduced to $1.00 annually.  Effective July 1, 2001 his annual salary was restored at an annual rate of $65,000.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR 2002

(Individual Grants)

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees In 2002	Exercise Price per Share	Expiration Date

None granted

In August 1999, Mr. Barclay received 55,000 stock options from the 1999 Long-Term Incentive Plan at an exercise price of $2.34.  In August of 2002 (three months subsequent to termination of his employment), Mr. Barclay forfeited his right to exercise his options.

In November 2000, Mr. Rizk received 75,000 stock options from the 1999 Long-Term Incentive Plan at an exercise price based on the lower of $2.00 or the price established upon our recapitalization. As of August 8, 2001 (three months subsequent to the elimination of his position), Mr. Rizk forfeited his right to exercise his options.

AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND YEAR-END OPTION VALUES

Name	Number of Held Options	Shares Aquired on Exercise	Number of Securities Underlying Unexercised Options at Year End Exercisable (E)/ Unexercisable (U)		Value of Unexercised In-the-Money Options at Year End Exercisable (E)/ Unexercisable (U)

Nat Ostroff	300,000	0	E	300,000	E	$0
			U	None	U	$0

Directors	35,000	0	E	35,000	E	$0
			U	None	U	$0

The schedule above is as of year-end 2002. As previously discussed in Item 5, our stock was delisted effective September 21, 2000. Accordingly, the unexercised options have no current value.

Item 11.  Security Ownership of certain beneficial owners and management

The following table sets forth information with respect to the beneficial ownership of shares of Common Stock, as of December 31, 2002 by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock (ii) each director, (iii) each director nominee, (iv) the executive officers and (v) all directors and officers as a group:

(1)	(2)	(3)		(4)
Title of Class	Name & Address(a) of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Voting Stock
Common Stock	Sinclair Broadcast Group	4,974,291 shares	(b)	49.91%
Common Stock	Martin Hermann	68,000 shares	(c)	0.91%
Common Stock	Scorpion/Acrodyne Inv. LLC	965,000 shares	(d)	12.16%
Common Stock	Nat Ostroff	305,000 shares	(e)	3.96%
Common Stock	All officers and directors as a Group (5 persons)	383,000 shares	(f)	5.14%

(a) The address of Sinclair Broadcast Group, Inc. is 10706 Beaver Dam Road, Cockeysville, Maryland 21030.  The address of Mr. Ostroff, Mr. Strzelecki, and Mr. Woodruff is c/o Acrodyne, 200 Schell Lane, Phoenixville, Pennsylvania 19460.  The address of Mr. Hermann is 725 Glen Cove Avenue, Glen Head, New York 11545.

(b) Includes 1,431,333 shares of Common Stock issued to Sinclair under the subscription agreement, 800,000 shares of Common Stock which Sinclair purchased from the Scorpion Investors, and 2,000,000 shares of Common Stock issuable upon the exercise of warrants exercisable immediately after the closing of the Sinclair Investment on January 27, 1999. Also includes 112,000 shares issued in accordance with the Guaranty and Lease Compensation Agreement effective December 20, 1999, 75,000 shares issued upon exercise of 75,000 warrants from the Investor Warrant Agreement, 579,710 warrants immediately exercisable after the execution of the Debenture Agreement, and 51,248 warrants immediately exercisable and issued from the Anti-Dilution Warrant Agreement.

(c) Includes 20,000 shares of Common Stock issuable upon the exercise of vested options granted under Acrodyne’s 1997 Stock Option Plan.  Includes 5,000 shares of Common Stock upon the exercise of vested options under the 1999 Long Term Incentive Plan.

(d) Includes 525,000 shares of Common Stock issued upon the exercise of warrants granted under a Stock Purchase Plan

(e) Includes 300,000 shares of Common Stock issuable upon the exercise of options granted under the 1999 Long Term Incentive Plan.

(f) Reflects beneficial ownership of all directors and officers and includes 335,000 shares of Common Stock issuable upon the exercise of options.

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

On January 27, 1999 Sinclair acquired a significant equity interest in Acrodyne. Pursuant to the subscription agreement, Sinclair made a cash infusion of $4.3 million in Acrodyne in receipt of 1,431,333 shares of Acrodyne’s Common Stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon Acrodyne’s achievement of increased product sales or sales of products with new technology.  Sinclair has also acquired an additional 800,000 shares of Common Stock previously held by the Scorpion/Newlight investment group, 112,000 shares related to the Guaranty and Lease Compensation Agreement discussed below and 75,000 shares related to the exercise of 75,000 warrants from the Investor Warrant Agreement. Sinclair now holds an aggregate of 2,418,333 shares of Acrodyne, representing approximately 32.64% of issued Common Stock, assuming no warrants are exercised.  As part of the recapitalization plan approved in December and completed in January 2003, Sinclair terminated 8,644,225 warrants in exchange for shares of common stock.

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

We established a $2,500,000 credit facility with a bank for working capital purposes, described in Item 6, “Liquidity and Capital Resources.” The bank required that Sinclair guarantee our obligations. Interest is payable on a formula basis. We have compensated Sinclair with $200,000 payable in the form of our Common Stock for this guarantee.

During  November  1999,  we entered  into a sub-lease agreement with Sinclair for our new manufacturing facility.  Under the terms of this agreement, we compensated Sinclair on the lease execution date,  $70,000 payable  in the  form of our Common  Stock  and  also on each  lease anniversary date $70,000 payable in the form of our Common Stock.  Under terms of the recapitalization plan completed in January 2003 this agreement was amended to make the payments in 2002 through 2005 payable in cash.  Subsequent payments can be made in cash or stock at Acrodyne’s discretion.

During March 2000, we entered into a license agreement with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital transmitters lines. Under the terms of this agreement, we will pay to Sinclair an annual  royalty of $300,000 for 5 years.  Following the fifth year of the License agreement, we shall pay to Sinclair an annual royalty equal to 1.0% of revenues  realized by us  attributable  to the License Agreement.  Under terms of the recapitalization plan completed in January 2003 unpaid amounts were forgiven and the intellectual property related to the agreement were transferred to Acrodyne in exchange for shares of our common stock.

During March 2000, we entered into a subordinated  debenture  agreement with Sinclair.  Under the terms of the  Debenture,  we may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the  principal  owed to Sinclair into our Common Stock at $3.45 per share.  Sinclair may immediately convert the current principal into 579,710 shares of our Common Stock.  Amounts owed under this debenture, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

On April 27, 2001, we entered into a $4,000,000 line of credit facility with Sinclair.  The line of credit facility requires monthly interest-only payments at a fixed rate of interest of 12% per annum and matures upon demand by Sinclair.  Amounts owed under this credit facility, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

Change of Control

In January 2003, under terms of a recapitalization submitted to and approved by shareholder vote, Sinclair acquired an additional 20,350,000 of Acrodyne stock in exchange for forgiveness of debt, interest and amounts owed, and the transfer of intellectual property regarding the Quantum line of transmitters to the company.  Considering Sinclair’s substantial control over Acrodyne’s Board of Directors and its holdings of the majority of voting shares, it will be very unlikely or impossible for any third party to acquire control over Acrodyne without Sinclair’s prior approval.

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

10.17*** Form of Subscription Agreement, dated March 29, 1996 between Acrodyne Communications, Inc. and (i) Furst Associates and (ii) Eagle Partners

10.18*** Form of Subscription Agreement, dated May 7, 1996 between Acrodyne Communications, Inc.and (i) FM Partners and (ii) Dynamic Value Partners

10.19****Form of Subscription Agreement, dated Nov. 7, 1997 between Acrodyne Communications, Inc. and Newlight Associates L.P., Newlight Associates (B.V.I.), Scorpion-Acrodyne Investors LLC and S-A partners

10.20*** Form of PNC Bank Loan Agreement

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

99.1         Executive Certification

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

(c)          Form 8-K filings:

Nov. 18, 2001 – Change in audit firm approved by Board of Directors replacing Arthur  Andersen, LLP with Grant Thornton LLP.

Nov. 20, 2001 – Announced the hiring of John Strzelecki as Executive Vice President and the promotion of Robert Woodruff to the position of Chief Financial Officer.

Item 14   Controls and Procedures

The CEO and CFO Certifications required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 follow the Signatures section of this Annual Report.  This Controls and Procedures section of the Annual Report should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

At the conclusion of the audit of the consolidated financial statements of the Company for the year ended December 31, 2002, the Audit Committee met to discuss the results to the audit and to discuss various matters with Grant Thornton LLP, the Company's independent accountants.  We were informed that they will be citing Material Weaknesses in their 2002 letter to the Audit Committee.  The Material weaknesses are related to inadequate supervision of the accounting personnel and to certain record-keeping deficiencies.  The Audit Committee has committed to implement additional corrective actions and will continue to monitor the situation to assure that the deficiencies are corrected.

SIGNATURES

In accordance with Section  13 or 15(d) of the Exchange Act,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Acrodyne Communications Inc.
(Registrant)

By	/s/ Nathaniel Ostroff
Nathaniel Ostroff, Chairman of the Board of Directors, Chief Executive Officer and Interim President

Date    March 28, 2003

In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

By	/s/Martin J. Hermann
Martin J. Hermann, Director
Date	March 28, 2003

By	/s/David Smith
David Smith, Director
Date	March 28, 2003

By	/s/David Amy
David Amy, Director
Date	March 28, 2003

By	/s/Louis Libin
Louis Libin, Director
Date	March 28, 2003

By	/s/Richard P. Flam
Richard P. Flam, Director
Date	March 28, 2003

CERTIFICATION

I, Nathaniel Ostroff, President and Chairman of the Board of Acrodyne Communications, Inc., the registrant, do hereby certify that:

1.               I have reviewed this annual report on Form 10-K of the Registrant;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in this annual report.

Dated: March 27, 2003

/s/ Nathaniel Ostroff

Nathaniel Ostroff
President and Chairman of the Board

CERTIFICATION

I, John F. Strzelecki, Executive Vice President  of Acrodyne Communications, Inc., the registrant, do hereby certify that:

1.               I have reviewed this annual report on Form 10-K of the Registrant;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in this annual report.

Dated: March 27, 2003

/s/ John F. Strzelecki

John F. Strzelecki
Executive VicePresident

CERTIFICATION

I, Robert E. Woodruff, Jr., Chief Financial Officer of Acrodyne Communications, Inc., the registrant, do hereby certify that:

1.               I have reviewed this annual report on Form 10-K of the Registrant;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in this annual report.

Dated: March 27, 2003

/s/ R. E. Woodruff, Jr.

Robert E. Woodruff, Jr.
Chief Financial Officer

Report of Independent Certified Public Accountants

Board of Directors

Acrodyne Communications, Inc.

We have audited the accompanying consolidated balance sheet of Acrodyne Communications, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acrodyne Communications, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 19, 2003

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312,921	$17,687
Accounts receivable, net of allowance for doubtful accounts of $38,600 and $500,000 at December 31, 2002 and 2001, respectively	2,204,044	1,466,788
Inventories, net	3,271,066	1,281,512
Prepaid assets and deposits	78,998	44,955

Total current assets	5,867,029	2,810,942

PROPERTY, PLANT AND EQUIPMENT, net	3,407,611	3,771,969

LICENSE AGREEMENT, net of accumulated amortization of $825,000 and $525,000 at December 31, 2002 and 2001, respectively	675,000	975,000

Total assets	$9,949,640	$7,557,911

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Line of credit – related party	5,133,759	$5,133,759
Subordinated debenture – related party	2,000,000	2,000,000
Current portion of capital lease obligations	625,259	116,478
Accounts payable	2,353,444	1,946,907
Accrued expenses	2,176,782	1,185,828
Customer advances	3,014,996	2,879,995
Deferred revenue	—	14,103
Accrued license fees	825,000	525,000
Other current liabilities	1,066,878	920,016
Total current liabilities	17,196,118	14,722,086

CAPITAL LEASE OBLIGATIONS, net of current portion	3,701,038	3,757,987
LICENSE FEE PAYABLE – long term	675,000	975,000
NON-COMPETE LIABILITY	731,231	845,912
Total liabilities	22,303,387	20,300,985

SHAREHOLDERS’ DEFICIT:

Preferred stock, par value $1.00; 1,000,000, shares authorized; 0 issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, par value $.01; 40,000,000 shares authorized; 7,409,608 issued and outstanding at December.31, 2002 and 2001, respectively	74,096	74,096
Additional paid-in capital	22,071,641	22,071,641
Accumulated deficit	(34,499,484)	(34,888,811)
Total shareholders’ deficit	(12,353,747)	(12,743,074)

Total liabilities and shareholders’ deficit	$9,949,640	$7,557,911

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2002	2001
NET SALES
Related party sales	$16,790,794	$8,795,294
Other sales	9,273,390	5,099,967
	26,064,184	13,895,261
COST OF SALES	19,258,636	9,801,459
Gross profit	6,805,548	4,093,802

OPERATING EXPENSES
Engineering	2,094,649	2,052,644
Selling	1,360,105	1,069,504
Administration	2,069,517	2,557,414
Amortization of intangible assets	300,000	300,000
	5,824,271	5,979,562
Operating profit (loss)	981,277	(1,885,760)

OTHER (EXPENSES) INCOME
Interest expense, net	(860,658)	(854,919)
Other income, net	268,709	171,475
Income/(Loss) before income taxes	389,328	(2,569,204)
INCOME TAXES	—	—
Net Income/(Loss)	389,328	(2,569,204)

Dividends on 8% convertible redeemable preferred stock	—	(28,056)
Inducement to convert preferred to common shares	—	(208,591)
Net Income/(Loss) Applicable to common shareholders	$389,328	$(2,805,851)

Net Income/(Loss) per common share – Basic and diluted	$0.05	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,409,608	7,177,189

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Capital
BALANCE AT DECEMBER 31, 2000	6,500	$6,500	6,981,161	$69,812	$21,496,778	$(32,082,960)	$(10,509,870)
Warrants issued to settle lawsuit	—	—	—	—	336,000	—	336,000
Conversion of Preferred to Common stock	(6,500)	(6,500)	189,410	1,894	4,606	—	—
Stock dividend	—	—	28,339	283	27,773	(28,056)	—
Inducement to convert Preferred to	—	—	—	—		—
Common stock	—	—	210,698	2,107	206,484	(208,591)
Net loss	—	—	—	—	—	(2,569,204)	(2,569,204)
BALANCE AT DECEMBER 31, 2001	0	0	7,409,608	74,096	22,071,641	(34,888,811)	(12,743,074)

Net Income	—	—	—	—	—	389,328	389,328

BALANCE AT DECEMBER 31, 2002	0	$0	7,409,608	$74,096	$22,071,641	$(34,499,484)	$(12,353,747)

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$389,328	$(2,569,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	690,579	708,560
Issuance of warrants for legal proceedings	—	336,000
Provision for bad debts	192,211	78,903

Changes in assets and liabilities:
Accounts receivable	(929,467)	(601,466)
Inventories	(1,989,554)	1,005,375
Prepaid and other current assets	(34,044)	514,124
Accounts payable	406,537	209,677
Accrued expenses and other liabilities	1,474,967	559,750
Deferred revenue	(14,103)	(2,275,982)
Customer advances	135,001	(1,843,435)
Net cash provided/(used) in operating activities	321,455	(3,877,698)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(26,221)	(29,603)

Net cash (used in) investing activities	(26,221)	(29,603)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under line of credit	—	3,838,029

Net cash provided by financing activities	—	3,838,029

Net increase/(decrease) in cash and cash equivalents	295,234	(69,272)
Cash and cash equivalents at beginning of year	17,687	86,959
CASH AND CASH EQUIVALENTS AT END OF YEAR	$312,921	$17,687

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Dividends paid in Company Stock	$—	$28,056
Funding of capital lease – related party	$—	$136,977

The accompanying notes are an integral part of these consolidated financial statements.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

1.               BACKGROUND:

Organization

We are Acrodyne Communications, Inc., a Delaware corporation, which operates in one industry segment – the design, manufacture and marketing of television broadcast transmitters, which are sold in the United States and internationally.  Our wholly owned operating subsidiary, Acrodyne Industries, Inc., manufactures and sells TV transmitters, LPTV transmitters and TV translators produced to customer specifications.

Operations and Business Risk

Due to the nature of the Company’s business, it is subject to various risks including, but not limited to, technological and market acceptance of its product, capital availability, dependence on management and other risks.  The Company has been in the process of developing products and applications using digital transmission technology.  Related to this process, the Company entered into a license agreement with Sinclair Broadcast Group, Inc. (“Sinclair”) in March 2000 (see Note 6).  The Company shipped the first of its digital transmitters in March 2001.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses and operating cash flow deficits.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, borrowings, and customer advances.  Sinclair purchased and exercised warrants for $225,000 in 2000 and provide a $2,000,000 subordinated debenture and the Company’s Credit Facility (see Note 7).  As of December 31, 2002, Sinclair owned 34.6% of the Company’s common stock and has warrants to purchase 8,644,225 additional shares (see Notes 8 and 10), which represented 60.4% of the Company on a fully diluted basis.

Sinclair had provided a guarantee of the Company’s $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from a former bank (see Note 7).  In March 2000, Sinclair agreed to provide additional funds to the Company of up to $2,000,000 under  terms of a subordinated debenture (see Note 7).  From January 1, 2001 through December 31, 2001, Sinclair provided additional funds to the Company in the amount of $3,975,006.   During 2002 there were no additional borrowings.

Principal and interest related to the debenture and the credit facilities were exchanged for common stock in January 2003 under terms of the recapitalization (see note 14).

Future Liquidity

At December 31, 2002, we had a working capital deficit and accumulated deficit of $11,329,089 and $34,499,484 respectively.  Prior to 2002, we incurred operating cash flow deficits and experienced net losses.  We have funded our cash requirements through 2002 with proceeds from a $4,000,000 credit facility obtained from Sinclair in April 2001 (see discussion below), a $2,500,000 credit facility, a $2,000,000 subordinated debenture issued to Sinclair in March 2000, deferral of capital lease obligations, and customer advances.  We may require additional capital to fund our expansion into the digital television market and any additional operating losses, should they occur.  There can be no assurance that we will be able to obtain the necessary capital to fund operating needs and finance any required investment needs or to generate sufficient revenue to achieve and sustain positive cash flow.

On December 20, 2002 our shareholders approved a recapitalization plan.  This plan significantly restructured our balance sheet by forgiving debt, unpaid interest, and future obligations under the technology agreement with Sinclair, plus the receipt of additional cash, in exchange for 20,350,000 shares of our stock.  This plan was completed in January 2003.  The removal of debt, interest, and long term obligations from our liabilities with the addition of cash has improved our working capital ratios and decreased our accumulated deficit.  At this time the company does not have a line of credit in place with either Sinclair or a bank.  There are no guarantees that we would be able to obtain such a facility.  Without an operating line of credit the company must rely on internally generated cash flow to fund future operations.

See Note 14 for an unaudited pro forma consolidated balance sheet as of December 31, 2002 that reflects the recapitalization as if it took place on that date.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the television industry.  Credit is extended based upon evaluation of a customers’ financial condition.  In most cases, for the sale of transmitters and other major equipment, we obtain advance deposits for approximately 90% of the sale amount that are applied to the invoice amount at the time of delivery of the product.  Accounts receivable are generally due within 30 days and are stated at amounts due.  Accounts outstanding longer than 90 days are considered past due and are shown net of an allowance for doubtful accounts.  The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s ability to pay, the previous loss history and the general economy and industry as a whole.  The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Approximately 64% of sales in 2002 were to Sinclair, which has 34.6% ownership of the Company at December 31, 2002 (82.4% after the January 2003 recapitalization).   At December 31, 2002 approximately $637,000 of our outstanding receivables were due from Sinclair or television stations it owned.  No allowance for doubtful accounts has been recorded against these receivables.

Changes to the Allowance for Doubtful Accounts for 2002 and 2001 are as follows:

	2002	2001

Balance at beginning of year	$500,000	$375,007
Additional provisions during the year	192,211	138,975
Accounts written-off	(653,611)	(13,982)

Balance at end of year	$38,600	$500,000

Inventory

Inventory includes material, direct labor, and overhead and is valued at the lower of cost or market on a first-in first out basis.  We establish an allowance for obsolescence for inventory items that are in excess of requirements to support sales, are not used in current transmitter design, or have shown little activity during the past year.

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

Revenue Recognition

The Company recognizes revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up of the equipment.  A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed, tested and are available for pick-up or delivery, and the customer has requested that the Company hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company recognizes revenue if it has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry.  There were no such sales for the years ended December 31, 2002 or December 31, 2001.

Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.  The Company records revenue for services related to installation of transmitters upon completion of the installation process.  Amounts which cannot be recognized in accordance with the above policy are recorded as deferred revenue in the accompanying consolidated balance sheets.  The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues for the year ending December 31, 2001 of approximately $2,276,000.

Concentration of Credit Risk

The Company’s customers are domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales were $680,910 and $591,876 for the years ended December 31, 2002 and 2001, respectively. One customer, Sinclair (see Note 10), represented approximately 64% of sales in 2002 and 63% in 2001 and 29% of receivables in 2002 and 50% in 2001.  No other customers represented more than 10% of sales in 2002 or 2001.

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

Research and Development

Research and development expenditures related to the design and development of new products are expensed as incurred and as such are included in engineering department expenses in the accompanying consolidated statements of operations.  Research and development costs charged to expense during the years ended December 31, 2002 and 2001 were approximately $556,000 and $524,000, respectively.

Advertising expense

Advertising expense was $ 313,809 in 2002 and $ 90,454 in 2001.

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

Fair Value of Financial Instruments

The Company’s consolidated financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate their recorded book values as of December 31, 2002 and 2001.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards  (SFAS) 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset.  The liability is adjusted at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement.  Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002.  The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 partially supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002.   The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company’s financial position, results of operations, or cash flows.

Earnings per Share

Basic earnings (loss) per share is computed by dividing the net income or loss applicable to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

In 2002 the exercise price of outstanding options and warrants to purchase shares of the Company stock are in excess of the market price and are excluded from the computation of diluted income per share.  Shares payable but not yet issued and outstanding are included.

Due to the Company’s net loss in 2001 the incremental shares issuable from warrants and options were anti-dilutive and, accordingly, not considered in the calculation.

INVENTORIES:

Inventories consist of the following:

	December 31,
	2002	2001
Raw materials	$1,841,509	$2,192,096
Work-in-process	1,525,484	449,742
Finished goods	5,521	116,110
Total Inventory	3,372,514	2,757,948
Allowance for obsolete inventory	(101,448)	(1,476,436)

Inventory, net	$3,271,066	$1,281,512

Inventory includes material, direct labor, and overhead and is valued at the lower of cost or market on a first-in first out basis.  We establish an allowance for obsolescence for inventory items that are in excess of requirements to support sales, are not used in current transmitter design, or have shown little activity during the past year.

Changes in the allowance for obsolescence during 2002 and 2001 are as follows:

	2002	2001

Balance at beginning of period	$1,476,436	$1,516,693
Charges to expense	37,008	—
Disposal of material	(1,411,996)	(40,257)

Balance at end of period	$101,448	$1,476,436

4.               PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31,
	2002	2001
Test equipment	$697,395	$690,273
Machinery and equipment	53,924	52,755
Office furniture and equipment	449,139	436,866
Building lease /leasehold improvements	3,784,231	3,781,167
Purchased computer software	123,239	120,646
	5,107,928	5,081,707
Accumulated depreciation and amortization	(1,700,317)	(1,309,738)
	$3,407,611	$3,771,969

Depreciation and amortization expense for property and equipment amounted to $390,579 and $408,560 for the years ended December 31, 2002 and 2001, respectively.

The Company moved into a manufacturing facility in November 2000. This facility is subleased from Sinclair and the lease is capitalized at $3,776,667. Amortization expense was $251,778 in 2002 and $258,201 in 2001.  The net book value of the capital lease at December 31, 2002 is $3,224,725.  The lease term is fifteen years with two renewable five-year periods (see note 10).

5.               NON-COMPETE AGREEMENT:

In connection with the acquisition of Acrodyne Industries, the Company entered into a non-compete agreement with the selling shareholder. In consideration for this agreement not to compete, the Company is obligated to make annual payments to the selling shareholder of $65,000 annually and pay for certain benefits for the remainder of his life. The Company recorded the actuarial present value of the estimated payments of $750,000 related to this agreement as an asset and established a corresponding liability at the date of acquisition. The company is currently negotiating to terminate this agreement.

6.               LICENSE AGREEMENT:

During March 2000, the Company entered into a 10-year license agreement (the “License Agreement”) with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, the Company would pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, the Company would pay Sinclair an annual royalty equal to 1.0% of revenues realized by the Company attributable to the License Agreement.  At end of the tenth year, the Company has the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten. Minimum lease payments due under capital leases are as follows:

2003	$825,000
2004	300,000
2005	300,000
2006	75,000
Total	1,500,000
Less –current portion	825,000
Non-current portion of license agreement	675,000

As part of the recapitalization plan approved by our shareholders and completed in January 2003, Sinclair terminated this agreement, forgave amounts due under the agreement, and transferred ownership of the technology to us in exchange for shares of our stock.  (See note 14)

7.               DEBT:

The line of credit, subordinated debenture and capital lease obligations consist of the following:

	December 31,
	2002	2001
Line of credit with Sinclair (Note 10)	$5,133,759	$5,133,759
Subordinated debenture with Sinclair	2,000,000	2,000,000
Capital lease obligations (Note 11)	4,326,297	3,874,465
	11,460,056	11,008,224
Current portion	(7,759,018)	(7,250,238)
	$3,701,038	$3,757,986

The line of credit and the subordinated debenture are due on demand.

We established a $2,500,000 credit facility with a bank for working capital purposes.  The bank required that Sinclair guarantee our obligations. Interest is payable on a formula basis. We have compensated Sinclair due to $200,000 payable in the form of our Common Stock for this guarantee. In November 2000 Sinclair purchased the credit facility and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.  The amount available under this line was capped at $1,158,753 and on April 27, 2001, we entered into an additional $4,000,000 line of credit facility with Sinclair.  The maximum amount borrowed under the lines of credit was approximately $5,133,759 in 2002 and $5,133,759 in 2001.  The lines of credit in 2002 had a weighted-average interest rate of 4.0% and total interest expense of $203,239.  The amount available under the Credit Facility at December 31, 2002 was $24,994.  Amounts owed under this credit facility, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

During March 2000, we entered into a subordinated debenture agreement with Sinclair.  Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our Common Stock at $3.45 per share.  Sinclair may immediately convert the current principal into 579,710 shares of our Common Stock.  During 2002 and 2001, the Company recorded $210,000 of interest due under the Debenture Agreement.  Amounts owed under this debenture, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

The Company moved into a manufacturing facility in November 2000. This facility is subleased from Sinclair and the lease is capitalized at $3,776,667. Amortization expense was $251,778 in 2002 and $258,201 in 2001.  The net book value of the capital lease at December 31, 2002 is $3,224,725.  The company did not pay its obligations under terms of the lease.  The past due amounts owed plus accrued interest are recorded as a current liability on the balance sheet.  Amounts owed through September 30, 2002 were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

The weighted average interest rate on long-term debt at December 31, 2002 was 5.8%.

See note 14 for an unaudited pro forma consolidated balance sheet as of December 31, 2002 that reflects the recapitalization as if it took place on that date.

8.               SHAREHOLDERS’ EQUITY:

Preferred Stock

Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders.

During 1996, the Company sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the “8% Preferred Stock”) in a private placement. The 8% Preferred Stock had a liquidation preference of $100 per share plus all outstanding and unpaid dividends and was redeemable at the discretion of the Company for the amount of the liquidation value after one year from issuance date provided certain stipulations were met. The 8% Preferred Stock was convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock voted on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, had the right to elect a director to the Company’s Board.  During 1997, 4,000 shares of the 8% Preferred Stock were converted into common stock at a conversion price of $4.00 per share; 6,500 shares remained outstanding at the end of 2001.  On July 17, 2001 the 6,500 shares plus dividends in arrears were converted to 428,447 shares of common stock.

During 1998, the Company sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) in a private placement for net proceeds of $972,668. In connection with this private placement, the Company issued warrants to purchase up to 525,000 shares of common stock at an exercise price of $3.00 per share. The warrants are exercisable through September 4, 2005. On January 27, 1999, the Series A Preferred Stock was redeemed by the Company for $998,531.

Common Stock

On November 7, 1997, the Company sold 800,000 shares of common stock and warrants to purchase up to an additional 500,000 shares of common stock for aggregate net proceeds of $1,951,800. The warrants issued in connection with this transaction carried an exercise price of $3.00 per common share and expired on November 7, 2002.

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

On December 20, 1999, the Company committed to issue 112,000 shares of common stock to Sinclair with a fair market value of $270,000 in accordance with terms of the Guaranty and Lease Compensation Agreement, dated December 20, 1999 (see Note 10). These shares are included in outstanding shares.

In 2000, on the anniversary dates of the above agreements, the Company was obligated to issue additional shares to compensate Sinclair for its guarantees. In the fourth quarter of 2000, 589,506 shares were obligated to be issued with a fair value of $305,500. This amount was recorded as an addition to Additional Paid-in Capital.

On December 20, 2002 the number of authorized shares of common stock was increased to 40,000,000.

In January 2003, as part of the recapitalization plan approved by shareholders, Sinclair was issued 20,350,000 shares of Acrodyne common stock (see note 14).

Warrants and Options

In connection with the initial Sinclair investment discussed above, the Company executed various agreements dated January 27, 1999, giving Sinclair the right to purchase up to 8,719,225 shares of the Company’s common stock.  Of these warrants, Sinclair may purchase 2,000,000 shares at an exercise price of $3.00 per share based on a vesting schedule that ended January 2001. In addition, 719,225 anti-dilution warrants were issued to Sinclair to purchase the Company’s stock at $3.00 per share (subject to adjustment based on a formula defined in the related warrant agreement), and 6,000,000 warrants which are exercisable only upon the Company achieving increased product sales or sales of products with new technology. These warrants may be exercised at prices ranging from $3.00 to $6.00 per share. The expiration date of all warrants mentioned above is January 26, 2006.  At December 31, 2002, Sinclair had 8,644,225 warrants to purchase the Company’s common stock.  Under terms of the recapitalization plan approved December 20, 2002 and completed January 2003, the warrants were terminated.

The following warrants and options (excluding employee and director stock options) were outstanding at December 31, 2002 and 2001:

2002		2001	Exercise Price	Expiration Date

—		500,000	3.00	November 7, 2002
525,000		525,000	3.00	September 4, 2005

1,925,000	(a)	1,925,000	3.00	January 26, 2006
719,225	(a)	719,225	3.00	January 26, 2006
6,000,000	(a)	6,000,000	3.00-6.00	January 26, 2006

1,600,000		1,600,000	1.00	July 26, 2006
10,769,225		11,269,225

(a)          Exchanged for common stock in recapitalization plan completed in January 2003.

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

The Company applies Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its option plans. Had compensation cost for the Company stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123”Accounting for Stock-Based Compensation”, the Company’s operating results and per share amounts would have been the pro forma amounts indicated below:

	December 31,
	2002	2001
Net income (loss) applicable to common shareholders:
As reported	$389,328	$(2,805,851)
Pro forma	389,328	(2,812,126)

Net income (loss) per common share (basic and diluted):
As reported	$0.05	$(0.39)
Pro forma	0.05	(0.39)

The fair value of each option granted in 2001 was estimated on the date of grant using the Black-Scholes option pricing model using the following parameters: 89% volatility, 6.7% risk-free rate of return, 0% dividend yield and five to seven year option life.   In 2002 no options were issued.

A summary of the awards under the Company’s stock option plans during the years ended December 31, 2002 and 2001 is presented below:

	December 31, 2002		December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year-	1,014,300	$2.68	(*)1,153,800	$2.61
Granted	—	—	—	—
Exercised	—	—	—	—
Rescinded/forfeited	(55,000)	(2.34)	(139,500)	(2.12)

Outstanding at year end	959,300	$2.70	1,014,300	$2.68

Options exercisable at year end	654,266	$2.65	542,500	$2.59

Weighted average fair value of options granted during the year	—	N/A	—	N/A

(*)  Due to a clerical error, the number of options outstanding at the beginning of 2001 was increased by 10,000 shares from the amount disclosed in the December 31, 2001 financial statements.

Options to purchase 654,266 of common stock were outstanding during 2002.  They were not included in the computation of the income per share because the average exercise price was higher than the average market price of   the stock and would be considered anti-dilutive.

9.             INCOME TAXES:

The provision for income taxes differs from the amount computed using the federal income tax rate as follows:

	December 31,
	2002	2001
Income tax benefit at statutory federal rates	$132,372	$(943,581)
State tax benefit, net of federal tax benefit	23,360	(151,305)
Other permanent differences	11,487	22,400
Increase (decrease) in valuation allowance	(167,219)	1,072,489
	—	$—

The components of the net deferred income tax asset (liability) are as follows:

	December 31,
	2002	2001

Deferred tax assets:
Tax loss carryforwards (tax basis)	$10,597,967	$10,197,616
Allowance for doubtful accounts	15,440	200,000
Non-compete agreement	338,765	411,753
Inventory	327,698	795,962
Warranty reserve	123,242	—
Other deferred tax assets	54,794	19,794
Net deferred tax assets	11,457,906	11,625,125

Valuation allowance	$(11,457,906)	(11,625,125)
	$—	$—

A full valuation allowance has been established against the Company’s net deferred tax assets as management has concluded that it is more likely than not the related tax benefits may not be realized.

The Company’s tax loss carryforwards, which begin to expire in 2011, totaled approximately $26,495,000 and $24, 300,000 at December 31, 2002 and 2001, respectively.

10.         RELATED PARTY:

As discussed in Note 8, on January 27, 1999, Sinclair invested $4,300,000 in the Company in return for 1,431,333 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, the Company committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below).  As of December 31, 2000, the Company is obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement.  As of December 31, 2002 and 2001, Sinclair held an aggregate of 2,418,333 shares of the Company’s common stock, representing approximately 32.64% of issued common stock assuming no warrants are exercised.

We established a $2,500,000 credit facility with a bank for working capital purposes.  The bank required that Sinclair guarantee our obligations. Interest is payable on a formula basis. We have compensated Sinclair with $200,000 payable in the form of our Common Stock for this guarantee. In November 2000 Sinclair purchased the credit facility and assumed all rights of the bank.  Sinclair filed the UCC liens against the Company’s personal property, which eliminated the Sinclair guaranty.  The amount available under this line was capped at $1,158,753 and on April 27, 2001, we entered into an additional $4,000,000 line of credit facility with Sinclair.  The maximum amount borrowed under the lines of credit was approximately $5,133,759 in 2002 and $5,133,759 in 2001.  The lines of credit in 2002 had a weighted-average interest rate of 4.0% and total interest expense of $203,240.  The amount available under the Credit Facility at December 31, 2002 was $24,994.  Amounts owed under this credit facility, both principal and interest, were exchanged for common shares of our stock in January 2003.

During  November  1999,  we entered  into a sub-lease agreement with Sinclair for our manufacturing facility.  Under the terms of this agreement, we compensated  Sinclair on the lease execution  date,  $70,000 payable  in the  form of our common stock and also on each lease anniversary date $70,000 payable in the form of our common stock.  Under terms of the recapitalization plan, this agreement was amended to make the $70,000 payments in 2002 through 2005 payable in cash.  Subsequent payments can be made in cash or stock at Acrodyne’s discretion. There were no payments made in 2002 as required in the sub-lease agreement.  Past due amounts through September 2002 were exchanged for common stock in January 2003 (see note 13).

During March 2000, we entered into a license agreement with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital transmitters lines. Under the terms of this agreement, we will pay to Sinclair an annual royalty of $300,000 for 5 years.  Following the fifth year of the License agreement, we shall pay to Sinclair an annual royalty equal to 1.0% of revenues realized by us attributable to the License Agreement.  There were no payments made to Sinclair.  The past due amounts were shown as current liabilities on the balance sheet.  Under terms of the recapitalization plan, unpaid amounts were forgiven and the intellectual property related to the agreement was transferred to Acrodyne in exchange for shares of our common stock (see note 13).

During March 2000, we entered into a subordinated debenture agreement with Sinclair.  Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our Common Stock at $3.45 per share.  Sinclair may immediately convert the current principal into 579,710 shares of our Common Stock.  Amounts owed under this debenture, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

In the first quarter of 2001 it was determined by Sinclair that in order for Sinclair to meet its SEC public financial filing requirements, Acrodyne would have to accelerate their audit schedule.  Sinclair agreed to pay $150,000 of Acrodyne’s audit fees for the year ended 2000, in order to meet its expedited schedule.

Sales made to Sinclair during 2002 and 2001 totaled $16,790,794 and $8,795,294, respectively.  The Company sells these products to Sinclair at prices which approximate fair market value.  The following amounts are included in the consolidated balance sheets at year end in connection with trade transactions with Sinclair:

	December 31,
	2002	2001

Receivables	$637,365	$1,081,028
Customer advances	1,967,808	1,864,123

In addition, included in the current portion of capital lease obligation and other current liabilities are $1,150,259 in 2002 and $ 641,479 in 2001 of amounts payable to Sinclair that have been deferred under the capital lease and license fee obligations.

11.           COMMITMENTS AND CONTINGENCIES:

During September 2000, the Company entered into a sublease agreement with Sinclair (see Note 9) for the lease of its headquarters and manufacturing facility, which was occupied during November 2000. Minimum lease payments due under capital leases are as follows:

2003	$625,259
2004	448,103
2005	505,342
2006	518,779
2007	532,621
2008 and thereafter	4,591,451
7,221,555
Less – amount representing interest	2,895,258
Present value of obligation	4,326,297
Less – current portion	625,259

Noncurrent obligations under capital leases	$3,701,038

Future minimum lease payments under noncancellable operating leases are as follows:

2003	$23,071
2004	23,071
2005	23,071
2006	23,071

$92,284

12. LEGAL PROCEEDINGS

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

The SEC conducted an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne cooperated fully with the investigation and supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee were subpoenaed and testified before attorneys for the SEC.

On March 6, 2003 the SEC issued a cease and desist order against Acrodyne.  The Commission found that “Acrodyne materially misstated figures reported for its inventory, cost of sales, revenue, gross profit, and net loss in its financial statements for the year ended December 31, 1998; the first three quarters of 1999; the year ended December 31, 1999; and the first quarter of 2000.  Acrodyne included its misleading financial results in press releases and its filings with the Commission relating to these periods”.  Further the Commission found, “ Acrodyne was unable to properly value its products because of the incomplete and outdated cost data it maintained.  In addition, starting in the second quarter of 1999, Acrodyne made unsupported adjustments to its sales and inventory accounts to bring Acrodyne’s financial statements in line with the gross margin percentage it had budgeted for the period.  Acrodyne knew or acted recklessly with respect to its faulty cost accounting.”  Further, as part of their investigation, the SEC fined Acrodyne’s former CEO $50,000, a former CFO $10,000, and a former Controller and CFO $10,000.  In exchange for cancellation of a termination of service agreement, Acrodyne had previously agreed to pay legal fees and penalties for the former CEO.  The fine of $50,000 was paid by Acrodyne in 2003, per that agreement.

13.           SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Revenues	2002	Net Income	Basic and Diluted Net Income Per Share
		Gross Profit

1/st/ Quarter	$5,821,637	$1,344,324	$81,693	$0.01
2/nd/ Quarter	5,865,893	1,842,667	114,883	0.02
3/rd/ Quarter	6,263,473	1,677,669	61,537	0.01
4/th/ Quarter	8,113,181	1,940,888	131,215	0.01
	$26,064,184	$6,805,548	$389,328	$0.05

	Revenues	2001	Net Income (Loss)	Basic and Diluted Net Income (Loss) Per Share
		Gross Profit

1/st/ Quarter	$2,226,178	$242,787	$(1,431,943)	$(0.21)
2/nd/ Quarter	672,334	(79,165)	(1,879,220)	(0.27)
3/rd/ Quarter	4,740,062	1,683,528	546,887	0.07
4/th/ Quarter	6,256,687	2,246,652	195,072	0.03
	$13,895,261	$4,093,802	$(2,569,204)	$(0.39)

14.           SUBSEQUENT EVENTS (UNAUDITED)

In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, was forgiven in exchange for our stock.  This transaction was completed in January 2003.  Sinclair agreed to:

a)              Forgive all indebtedness, payables, accrued and unpaid interest under the outstanding debenture and Lines of Credit amounting to about $9,877,542

b)             Assign all intellectual property rights relating to the License agreement

c)              Invest an additional $1,000,000

d)             Terminate all Sinclair owned warrants

e)              Amend the Guaranty and Lease Compensation Agreement, dated September 16, 1999.  Amended terms require the payments in 2002 through 2005 to be made in cash with subsequent years paid in cash or stock at our discretion

f)                In exchange for the items described above, 20,350,000 shares of the Company’s common stock was issued

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2002

(unaudited)

The following presentation, which sets forth the unaudited pro forma consolidated condensed balance sheet of the Company, assumes the recapitalization transaction described took place on December 31, 2002.  The pro forma consolidated balance sheet should be read in conjunction with the description of the recapitalization and the historical consolidated financial statements of the Company.

	Historical	Adjustments		Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312,921	$1,000,000	c	$1,312,921
Accounts receivable, net of allowance for doubtful accounts of $38,600	2,204,044			2,204,044
Inventories, net	3,271,066			3,271,066
Prepaid assets and deposits	78,998			78,998

Total current assets	5,867,029	1,000,000		6,867,029

PROPERTY, PLANT AND EQUIPMENT, net	3,407,611			3,407,611

LICENSE AGREEMENT, net of accumulated amortization of $825,000	675,000			675,000
Total assets	$9,949,640	$1,000,000		$10,949,640

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Line of credit – related party	$5,133,759	$(5,133,759	)a	$0
Subordinated debenture – related party	2,000,000	(2,000,000	)a	0
Current portion of capital lease obligations	625,259	(468,616	)a	156,643
Accounts payable	2,353,444			2,353,444
Accrued expenses	2,176,782			2,176,782
Customer advances	3,014,996			3,014,996
Other current liabilities	1,891,878	(1,600,167	)a	291,711
Total current liabilities	17,196,118	(9,202,542)		7,993,576

CAPITAL LEASE OBLIGATIONS, net of current portion	3,701,038			3,701,038
LICENSE FEE PAYABLE – long term	675,000	(675,000	)a	0
NON-COMPETE LIABILITY	731,231			731,231
Total liabilities	22,303,387	(9,877,542)		12,425,845

SHAREHOLDERS’ DEFICIT:
Common stock, par value $.01; 7,409,608 and 27,759,608 issued and outstanding, respectively	74,096	203,500	f	277,596
Additional paid-in capital	22,071,641	10,674,042	f	32,745,683
Accumulated deficit	(34,499,484)			(34,499,484)
Total shareholders’ deficit	(12,353,747)	10,877,542		(1,476,205)

Total liabilities and shareholders’ deficit	$9,949,640	$1,000,000		$10,949,640

This recapitalization plan was completed in January of 2003, raising Sinclair’s ownership to approximately 82.4% of Acrodyne’s issued and outstanding common stock.