Form 10KSB/A
period 2002-12-31
ACRODYNE COMMUNICATIONS INC
filed 2003-05-06
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

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

Yes   ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

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

FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.  Description of Business

THE COMPANY. We are Acrodyne Communications, Inc., a Delaware corporation, which operates in one industry segment – the design, manufacture and marketing of television broadcast transmitters, which are sold in the United States and internationally.  Our wholly owned operating subsidiary, Acrodyne Industries, Inc., manufactures and sells TV transmitters produced to customer specifications.

RELATIONSHIP WITH SINCLAIR

In recent years we have depended upon Sinclair Broadcast Group (“Sinclair”) as an important source of liquidity. Sinclair obtained control of us as a result of our January 2003 recapitalization plan. Prior to January, 2003 Sinclair did not control us; however, Sinclair did maintain significant influence over our operations as a result of their 32.64% common stock ownership, loans, building lease, representation on our board of directors and individuals who are officers of both Sinclair and Acrodyne. Additionally, we have relied upon Sinclair for a significant portion of our revenues in recent years. The details of each of the above sources of Sinclair’s significant influence are described as follows:

Stock Ownership of Sinclair

On January 27, 1999 Sinclair acquired a significant equity interest in Acrodyne. Pursuant to the subscription agreement, Sinclair made a cash investment of $4.3 million in Acrodyne in receipt of 1,431,333 shares of Acrodyne’s Common Stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of seven years at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon Acrodyne’s achievement of increased product sales or sales of products with new technology. Sinclair has also acquired an additional 800,000 shares of Common Stock previously held by the Scorpion/Newlight investment group, 112,000 shares related to the Guaranty and Lease Compensation Agreement discussed elsewhere and 75,000 shares related to the exercise of 75,000 warrants from the Investor Warrant Agreement. Sinclair held an aggregate of 2,418,333 shares of Acrodyne as of December 31, 2002, representing approximately 32.64% of issued Common Stock, assuming no warrants are exercised. As part of the recapitalization plan approved in December and completed in January 2003, Sinclair terminated 8,644,225 warrants in exchange for shares of common stock.

Directors and Officers of Sinclair

As part of the transactions dated January 27, 1999, between Sinclair and Acrodyne, three Sinclair employees, Nathanial Ostroff, David Smith and David Amy, were elected to serve on Acrodyne’s board of directors. Nathanial Ostroff has served as Sinclair’s Vice President for New Technology since joining Sinclair in January of 1996. David Smith has served as President, Chief Executive Officer and Chairman of the Board of Sinclair since September 1990. David Amy serves as Executive Vice President and Chief Financial Officer of Sinclair Broadcast Group.

Loans/Lease with Sinclair

During September 1999, we established a $2,500,000 credit facility with PNC Bank, N.A. for working capital purposes, as described in Item 6, “Liquidity and Capital Resources.” The bank required that Sinclair guarantee our obligations. Interest is payable on a formula basis. We have compensated Sinclair with $200,000 payable in the form of our Common Stock for this guarantee.

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

During March 2000, we entered into a license agreement with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital transmitters lines. Under the terms of this agreement, we will pay to Sinclair an annual royalty of $300,000 for 5 years. Following the fifth year of the License agreement, we shall pay to Sinclair an annual royalty equal to 1.0% of revenues realized by us attributable to the License Agreement. At the end of the tenth year, we have the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.  Under terms of the recapitalization plan completed in January 2003 unpaid amounts were forgiven and the intellectual property related to the agreement were transferred to Acrodyne in exchange for shares of our common stock.

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

Recapitalization by Sinclair

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

Sales to Sinclair

Approximately 64% of our transmitter sales in 2002 were to Sinclair and approximately $637,000 of our outstanding receivables at December 31, 2002 were due from Sinclair or television stations it owned.  We expect our revenues to Sinclair to decrease dramatically during 2003 because Sinclair has nearly completed their conversion to digital television. Once Sinclair’s conversion to digital television is complete, it will no longer need to purchase our transmitters.  We are addressing the future reduction of revenues from Sinclair by directing our sales force to continue to focus their sales efforts on companies that are not affiliated with Sinclair. Our plan to sell transmitters to these new customers relies on our efforts to position us as the “Technology Leader” in the industry by highlighting our history of designing state of the art industry accepted products over the past 30 years. Additionally, sales is targeting television stations with antiquated Analog equipment for replacement with a cost savings/future growth, marketing plan. Our plan immediately improves our customer’s cash flow today and protects the future by allowing the conversion of their new Analog Transmitter to a Digital Transmitter when needed with minimal cost. The Sales department has also moved forward on developing strong alliances with well-established Studio Integration companies to gain alternative access to the broadcast market resulting in increased product sales.

BUSINESS OF ACRODYNE. We have designed, manufactured and marketed television transmitters which have been sold in the United States and internationally since 1971.  The function of a television transmitter is to broadcast over the air television signals to a specific audience receiving such signals by regular antenna or by a local cable company, which then feeds the signal to their subscribers.

ACRODYNE PRODUCTS AND SERVICES

Overview

We design, manufacture and market digital and analog television broadcast transmitters for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions.  The estimated useful life of a television transmitter or translator is approximately 20 years.  Our television transmitters, which range in transmission power levels from one watt for localized applications to tens of thousands of watts for large television broadcasters, have a modularized design which permits us to respond to specific customer requests. We classify our transmitters into two categories based upon the power output amplifier design.  For higher power requirements, we use Inductive Output Tube (IOT) power amplifiers.  IOT is a vacuum tube device for amplifying television signals to very high power.  For low power requirements, we use Solid State output amplifiers.  Solid State is a transistor based device for amplifying television signals to low power.  Lower power transmitters and higher power transmitters transmit signals in both UHF and VHF frequency bands.  The VHF band covers television channels two through thirteen and the UHF band covers television channels above thirteen.  Each transmitter permits the sender to broadcast over one channel.

All of our television transmitters feature enhanced linear amplifiers.   Such units feature easy to read diagnostic displays and meters which clearly indicate a unit’s operating condition.  Units automatically shut down for self-protection if out-of-tolerance conditions are encountered. We believe that our television transmitters are relatively easy to maintain since they utilize common modules and parts.  Other operating features include full remote control, telemetry and status functions (i.e. monitoring the transmitter's performance metrics), and a modular design which allows for cost-effective expansion to higher output power levels.

Lower Power Analog and Digital Television Transmitters

Lower power analog and digital television transmitters with power outputs of up to 10 kilowatts are used by both Full Power Broadcast Stations and Low Power Broadcast Stations (“LPTV Stations”), a United States classification, which are limited by the Federal Communications Commission (“FCC”) to power output levels of 10 watts in the VHF band and 10 kilowatts in the UHF band.  Solid-state refers to the physical make-up of the transmitter components. Instead of vacuum tubes where electron flow takes place in a vacuum, solid state transmitters utilize transistors, which have crystalline structures.

UHF solid-state television transmitters are particularly well suited for lower power applications in broadcasting.  Solid State transmitters typically satisfy broadcast applications up to 10 kilowatts, after which tube technology (such as IOT) becomes cost effective.  In addition, there is a substantial market overseas for these UHF transmitters.  Power ranges are from 10 watts up to 40 kilowatts in UHF and up to 10 kilowatts in the VHF frequency spectra for domestic and international television formats.  On November 29, 1999, Acrodyne and Rohde & Schwartz, one of the world’s foremost manufacturers of solid-state transmitters formed a strategic alliance.  The Rohde & Schwarz group of companies, with headquarters in Munich, Germany, develops, produces and markets communication test and measurement instruments and systems.  It gave exclusive rights to us to market and sell Rohde & Schwarz solid state transmitter products in the United States.  This agreement also includes technology and product sales agreement to support a new line of our high power transmitter products.  We paid no compensation to Rohde & Schwartz for the rights to sell their product line.  The Rohde and Schwartz product line replaced the obsolete lower power products that we manufactured prior to 2000. The R&S products allows us to offer a full line of products from low power to the high power provided by the Quantum IOT line.  The recent FCC ruling allowing broadcasters to operate at lower than licensed power for digital transmissions has increased the sale of the R&S products.  Sales of low power transmitters as a percentage of our total sales represented 16% and 21% during 2002 and 2001, respectively.

Higher Power UHF Analog and Digital Television Transmitters

Higher power UHF analog television transmitters range in power from above 20 kilowatts to 240 kilowatts and higher.  For television transmitters with higher power output levels, we use IOT (Inductive Output Tube) tubes which use water cooling to prolong their useful lives.  Such advanced design features significantly reduce the operating costs of these transmitters.  At identical output power, the power consumption of an IOT transmitter is approximately 50% less than that of a transmitter using klystron tubes, an older technology design for a high power vacuum tube amplifying device, which is the predecessor of the current IOT tube technology.  Sales of high power transmitters as a percentage of our total sales represented 70% and 68% during 2002 and 2001, respectively.

Auxiliary Products and Services

In addition to manufacturing and selling our transmitters, we also offer television broadcasters a value-added complete broadcast system which includes the procurement, systems integration and installation of the television transmitter and antenna and related accessory equipment.  Such products and services are provided to both higher power and lower power broadcasters. Upon request, our technicians also supervise the installation of television transmitters on-site, in the United States and abroad.  Our technicians perform additional testing after the transmitter has been connected to the station’s programming sources and the transmission antenna to assure that the television transmitter operates as intended.  This is an ongoing commitment to provide full service to today’s broadcasters and will continue as part of our offering one-stop shopping to our customers.  Sales of auxiliary products and services as a percentage of our total sales represented 14% and 11% during 2002 and 2001, respectively.

Outlook

Our results of operations are reflective of the changes and uncertainties that exist in the television broadcasting sector in response to the FCC’s regulations surrounding digital television. The FCC’s digital mandate allows low power digital transmission currently and requires high power digital transmission by as early as 2006. Sinclair Broadcast Group (Sinclair) is currently our largest customer and their DTV strategy has been to purchase primarily high power transmitters which they will operate at low power until they are required to operate them at high power. Other television companies have responded to the FCC mandate by purchasing low power transmitters to meet the current requirement and we believe that these companies will need to replace these low power transmitters with high power equipment by 2006. However, we believe that a significant amount of uncertainty exists in the broadcasting sector concerning the actual timing of the high power requirement and that many companies believe that the requirements will be delayed. Additionally, we believe that the slump in advertising revenues in recent years and continued economic uncertainties  have contributed to the decision by many broadcasting companies to opt for the temporary low power solution.

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

We believe that we can capitalize on the opportunities afforded by this emerging market because our current product line, is configured to be compatible with the DTV digital transmission format selected.

GROWTH STRATEGY

Acrodyne supplies the United States and World broadcast communities with television transmission equipment. The advent of Digital Television has created a new market for transmitters as every station in the U.S. must build a digital facility and be on the air by a date certain. The FCC has changed the rules several times and moved some of the scheduled dates which had the effect of prolonging the build out period. Acrodyne is addressing the digital market by supplying both high and low power equipment to customers. We also believe that the current analog television system that consumers currently receive into their homes will not be abandoned for many years and that the need for upgraded and replacement equipment will become a strong secondary market. As such, Acrodyne equipment is scalable and can provide analog output today and be upgraded easily to become the principle digital transmitter at the station when the station permanently discontinues its analog transmissions and solely provides digital transmissions.

We also view the International expansion of digital television as an emerging market and have begun to address it by expanding our activities and presence internationally.

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

MARKETING AND SALES

Marketing Strategy

Marketing and Sales are currently positioning the company as the “Technology Leader” in the industry.  In early 2002, we determined that it would be advantageous to update and modernize our brand image in the marketplace. We accomplished such branding by changing our logo to Ai from the previous ACRODYNE.

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

GOVERNMENT REGULATION

Industry Regulation

Transmission characteristics are regulated in the United States by the FCC and abroad by local governments and international treaties.  United States television transmission is in either the VHF band, covering the frequency ranges from 54 MHz (Channel 2) to 88 MHz (Channel 6) and 174 MHz (Channel 7) to 216 MHz (Channel 13), or the UHF band, covering the frequency range from 470 MHz (Channel 14) to 806 MHz (Channel 69).  Users include governments, not-for-profit and privately owned and operated commercial, educational, foreign language and religious broadcasters.  United States broadcasters are regulated by the FCC as to operating characteristics and suitability of ownership.  We have registered all of our television transmitters that are required to be registered with the FCC and believe that our products and procedures satisfy all the criteria necessary to comply with the regulations of the FCC. In addition to the FCC, foreign governments regulate radio-frequency broadcast equipment operating within their borders.  However, the United States and almost all foreign governments are parties to international treaties which adhere to frequency allocation and interference criteria.

Environmental Regulation

We believe we are in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

COMPETITION

We are a small company competing with Harris and Thales. Both of these organizations have significantly larger capital resources. We rank with Axcera and Larcan as a second tier provider. These two companies have resources on the same scale as us. While we have limited capital resources, we benefit from a strong engineering staff with many years of experience. This allows us to capture our share of the market through rapid response product differentiation, performance and leading technology.

CURRENT MANUFACTURING

Our manufacturing department, located in Phoenixville, Pennsylvania, is primarily involved in final system assembly. All phases of assembly are performed in a single open area comprising approximately 15,000 square feet.  We do not utilize, and are not dependent upon, any unusual raw materials or processes in the design of our products. Major purchased parts include fabricated printed circuit boards, water-cooling pumps, specialized output filters, power transformers, inductive output power tubes and cavities.  All of these major parts are available from several sources.

Chemical etching of circuit boards and painting of cabinets is performed by outside suppliers to minimize the potential for adverse environmental consequences at our facility.  Previously, assembly had occurred in our build-to-order shop utilizing standard assembly modules depending on the frequency and output power level of the transmitter.

PATENTS, TRADEMARKS, and LICENSES

We are the owner of seven patents related to our former product lines.  These patents are not applicable to our new, digital product line and the company no longer desires to support these patents legally or financially.

During March 2000, we entered into a 10-year license agreement (the “License Agreement”) with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, we would pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, we would pay Sinclair an annual royalty equal to 1.0% of revenues realized by us attributable to the License Agreement.  At end of the tenth year, we have the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten.  As part of the recapitalization plan approved by our shareholders and completed in January 2003, Sinclair terminated this agreement, forgave amounts due under the agreement, and transferred ownership of the technology to us in exchange for shares of our stock.

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

The SEC conducted an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne cooperated fully with the investigation and supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee were subpoenaed and testified before attorneys for the SEC.  On March 6, 2003 the SEC issued a cease and desist order against Acrodyne.  The Commission found that “Acrodyne materially misstated figures reported for its inventory, cost of sales, revenue, gross profit, and net loss in its financial statements for the year ended December 31, 1998; the first three quarters of 1999; the year ended December 31, 1999; and the first quarter of 2000.  Acrodyne included its misleading financial results in press releases and its filings with the Commission relating to these periods”.  Further the Commission found, “ Acrodyne was unable to properly value its products because of the incomplete and outdated cost data it maintained.  In addition, starting in the second quarter of 1999, Acrodyne made unsupported adjustments to its sales and inventory accounts to bring Acrodyne’s financial statements in line with the gross margin percentage it had budgeted for the period.  Acrodyne knew or acted recklessly with respect to its faulty cost accounting.” Further, as part of their investigation, the SEC fined Acrodyne’s former CEO $50,000, a former CFO $10,000, and a former Controller and CFO $10,000.  In exchange for cancellation of a termination of service agreement, Acrodyne had previously agreed to pay legal fees and penalties for the former CEO.  The fine of $50,000 was paid by Acrodyne in 2003, per that agreement. Neither Acrodyne nor any of its officers or directors admitted or denied any of the SEC's allegations or findings.

Item 4.  Submission of Matters to a Vote of Security Holders

Security Holders met on December 20, 2002 to vote on the election of directors, proposed plan of recapitalization, and ratification of the appointment of independent public accountants.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

Since October 1994 the principal market on which our common stock, units and warrants have been quoted is the NASDAQ Small Cap over-the-counter market under the symbols ACRO, ACROU and ACROW, respectively.  ACROU (units) and ACROW (warrants) ceased trading on July 29, 1996.  On September 20, 2000, we announced that we would be delisted from the Nasdaq Small Cap market effective September 21, 2000.  Nasdaq suspended trading in our shares on August 14, 2000, after we announced that we would not file our Form 10-QSB for the quarter ended June 30, 2000 on a timely basis. We also announced that we were reviewing our financial statements for prior periods. The Nasdaq subsequently issued a notice of delisting which we originally appealed on August 28, 2000, and subsequently withdrew our appeal when we realized that we could not make timely filings.  Our securities will not be eligible for quotation on the OTC Bulletin Board until relisting criteria are met.

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

Our results of operations are reflective of the changes and uncertainties that exist in the television broadcasting sector in response to the FCC’s regulations surrounding digital television. The FCC’s digital mandate allows low power digital transmission currently and requires high power digital transmission by as early as 2006. Sinclair Broadcast Group (Sinclair) is currently our largest customer and their DTV strategy has been to purchase primarily high power transmitters which they will operate at low power until they are required by the FCC to operate them at high power. Other television companies have responded to the FCC mandate by purchasing low power transmitters to meet the current requirement and we believe that these companies will need to replace these low power transmitters with high power equipment by 2006. However, we believe that a significant amount of uncertainty exists in the broadcasting sector concerning the actual timing of the high power requirement and that many companies believe that the requirements will be delayed. Additionally, we believe that the slump in advertising revenues in recent years and continued economic uncertainties  have contributed to the decision by many broadcasting companies to opt for the temporary low power solution.

We experienced net income of $389,328 for the year ended December 31, 2002 as compared to a net loss of $2,805,851 for the year ended December 31, 2001.  Our net income increased as a result of increased net sales of $12,168,823 and a decrease in administration expenses of $487,897 offset by an increase in our cost of sales of $9,457,177 and an increase in selling expenses of $290,601. The details surrounding each of these changes are described as follows:

Our net sales reflect our strategy of addressing the industry trends described above as we have experienced increases in the sales of both high power and low power equipment. Net sales for the year ended December 31, 2002 were $26,064,184 as compared to $13,895,261 in 2001, an 87.6% increase. The increase was attributable to sales of our new high power Quantum line of transmitters of $18,298,885,an increase of $9,569,738 during 2002 as compared to 2001, our sales to Sinclair Broadcast Group (Sinclair), which increased $7,995,500 in 2002 as compared to 2001 and our agreement with Rohde and Schwartz to distribute their low power product, which resulted in an increase in sales of that product of  $3,165,244 during 2002 as compared to 2001. The increase in sales to Sinclair resulted from their commitment to complete their conversion to digital television by 2003, which required them to purchase a large number of transmitters during 2002. We do not expect this trend to continue because Sinclair’s demand for our products will decrease significantly as they complete their digital conversion.

We sold $5,470,175 of our new Quantum line of transmitters to companies that are not affiliated with Sinclair which represents a 100% increase during 2002 as compared to 2001. These new sales are the result of our sales group’s continued focus on selling Quantum transmitters to companies that are not affiliated with Sinclair. We expect the increases in sales of our Quantum transmitters to companies that are not affiliated with Sinclair to continue. We believe these sales will increase during the next few years because we believe that other television companies have delayed their purchases of high power transmitters in recent years because of liquidity concerns resulting from an overall weak advertising climate, which began to improve during 2002. We believe that there will be a continued demand for Analog equipment as more broadcasters are required to continue broadcasting an Analog signal until at least 2006. We are addressing this demand by targeting television stations with antiquated Analog equipment for replacement with a cost savings/future growth, marketing plan. Our plan immediately improves our customer’s cash flow now by providing improved energy efficiency and protects their future cash flow by allowing the conversion of their new Analog Transmitter to a Digital Transmitter when needed with minimal cost.

Our sales of Rohde and Schwartz products to companies that are not affiliated with Sinclair increased by $2,604,819 during 2002 as compared to 2001. This increase resulted in an increased demand for low power transmitters by television companies that needed to begin transmitting a digital signal in response to new FCC regulations. We believe that our sales of these low power Rohde and Schwartz products will remain steady during the next year as television companies complete their low power solution but that sales of this product will significantly decrease in future years as these companies ultimately switch to the high power transmission requirement.  Our strategy in future years will be to sell our high power Quantum transmitter to these companies as described above.

Cost of sales increased by $9,457,177 to $19,258,636 in 2002 as compared to $9,801,459 in 2001, an increase of 96.5%. The increase in cost of sales is the direct result of our increase in revenues as described above. The 96.5% increase in cost of sales as compared to the 87.6% increase in net sales resulted in an overall decrease in our gross margins. Our gross margin fell to 26.1% in 2002 from 29.5% in 2001. In the third quarter of 2001 we recorded approximately $600,000 of gross margin related to a program termination. Without the benefit of that item, gross margin in 2001 was approximately 27%. The remaining reduction in gross margin was caused by changes in our product mix which changed from mostly high power equipment sales in 2001 to a mix of both low and high power equipment sales in 2002. We do not manufacture the low power product and we must import this product from Germany. We experience a lower margin on the import product due to both competitive pressures and shipping and customs costs. We expect our margins to continue to decrease in the immediate future because we expect that our product mix will contain a higher percentage of lower power transmitters resulting from decreases in sales of our higher power transmitters to Sinclair. However, we believe that our gross margins will increase again in future years as television companies address their high power transmission requirements as described above.

Selling expense increased by $290,601 to $1,360,105 in 2002 as compared to $1,069,504 in 2001, a 27.2% increase. This was due to increased salaries and commissions of our sales group of $106,250 during 2002 as compared to 2001 resulting from our increased sales to companies that are not affiliated with Sinclair. We do not pay sales commissions on sales to Sinclair.  We expect our commission expenses to continue to increase in the future as we continue to focus our sales efforts on companies that are not affiliated with Sinclair. The remainder of our increase in selling expenses resulted from approximately $184,351 in increased advertising costs resulting from our change in branding strategy from Acrodyne to Ai, and includes expenses such as website design, logos and stationary as well as direct advertising costs in trade publications. We do not expect such costs to recur in the immediate future.

Administration expense decreased by $487,897 to $2,069,517 in 2002 as compared to $2,557,414 in 2001, a 21.0% decrease. This decrease was due to a decrease in legal and professional costs related to our delisting from Nasdaq, restatements of our financial statements for 1998 and 1999 and shareholder litigation and termination in 2001of the lease on a rented facility. Such costs were incurred during 2001 and we do not expect these costs to recur in future years.

Interest expense in 2002 increased slightly, due to an increase in the weighted-average outstanding borrowings under our credit facilities with Sinclair. We expect our interest costs to decrease significantly in future years as a result of our re-capitalization plan which eliminated most of our debt. We expect future interest expense to consist entirely of interest costs associated with our capital lease.

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

As of December 31, 2002, we had a negative working capital deficit of $11,329,089 and an accumulated deficit of $34,499,484. We have incurred net losses in four of the last five years.  The net loss was $2,805,851, $13,036,186, $6,995,734, and $5,514,249 for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.  During 2002, we had net income of $389,328 which was primarily due to an increase in sales to Sinclair of $7,995,500 during 2002 when compared to 2001.  In addition, we have incurred operating cash flow deficits in four of the last five years.  The operating cash flow deficit was $3,877,698, $2,306,348, $2,905,477 and $3,572,386 for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.  During 2002, we had positive cash flow from operating activities of $321,455 as a result of the increased sales to Sinclair.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, including $225,000 and $3,805,374 from common stock and warrants sold to Sinclair in 2000 and 1999, respectively, a $2,000,000 subordinated debenture provided by Sinclair, our Credit Facility with Sinclair (see Note 7) and customer advances. As of December 31, 2002 and 2001, Sinclair owned 32.6% and has warrants to purchase 8,644,225 additional shares (see Notes 8 and 10), which represented 60.4% of our common stock on a fully diluted basis.

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

LIQUIDITY AND CAPITAL RESOURCES

In September 1999, we entered into a $2,500,000 credit facility with PNC Bank, N.A. (the “Bank”) for working capital purposes (the “Credit Facility”).  The Bank required that Sinclair guarantee our obligations under the Credit Facility.  Interest is payable on a formula basis.  We have compensated Sinclair due to $200,000 payable in shares of our common stock for this guarantee.  In November 2000, Sinclair purchased the Credit Facility and assumed all rights of the Bank.  Sinclair filed the UCC liens against our personal property, which eliminated the Sinclair guaranty.  The amount available under the Credit Facility was capped at $1,158,753 and, on April 27, 2001, we entered into an additional $4,000,000 line of credit facility with Sinclair (collectively, the “Sinclair Lines of Credit”).  The maximum amount borrowed under the Sinclair Lines of Credit was approximately $5,133,759 during 2002.  During 2002, the Sinclair Lines of Credit had a weighted-average interest rate of 4.0%.  The amount available at December 31, 2002 under the Sinclair Lines of Credit was $24,994.  In January 2003, pursuant to the terms of our recapitalization plan (see Note 14 of the notes to the financial statements), the principal and interest amounts owed under the Sinclair Lines of Credit were extinguished in exchange for shares of our common stock.

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

The following are summaries of our contractual obligations and other commitments at December 31, 2002:

		Payments Due by Period
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years

Contractual Obligations

Subordinated Debenture(a)	$2,000,000	$2,000,000
Capital Lease(b)	4,326,297	625,259	953,445	1,051,400	1,696,193
License Fee(c)	1,500,000	825,000	600,000	75,000
Operating lease payments	92,284	23,071	46,142	23,071
Non-compete Liability(d)	845,912	114,681	136,204	136,204	458,823

		Expiration Date
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years

Other Financial Commitments

Line of Credit(a)	$5,133,759	$5,133,759

a)              Principal and interest exchanged for common stock in January 2003 recapitalization.

b)             Past due balances through September 31, 2002 amounting to $468,616 were exchanged for common stock in recapitalization.

c)              Past due and future obligations exchanged for common stock in January 2003 recapitalization.

d)    The non-complete liability originated in 1994 and will continue based on the estimated liability recorded in this table. The liability is based on actuarial and other calculations of the lives of Marshall Smith and his spouse to which the non-complete liability is associated.  See note 5 — Non-Compete Agreement of the Consolidated Financial Statements for additional information.

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

On December 20, 2002 our shareholders approved a recapitalization plan.  This plan significantly restructured our balance sheet by forgiving debt, unpaid interest, and future obligations under the technology agreement with Sinclair, plus the receipt of additional cash of $1,000,000, in exchange for 20,350,000 shares of our stock.  This plan was completed in January 2003.  The removal of debt, interest, and long term obligations from our liabilities with the addition of cash has improved our working capital ratios and decreased our accumulated deficit.  At this time we do not have a line of credit in place with either Sinclair or a bank.  There are no guarantees that we would be able to obtain such a facility.  Since we do not have any significant unused sources of liquidity or an operating line of credit, we must rely on internally generated cash flow to fund future operations.  Accordingly, our only source of cash to finance our operations in the future is from the sales of transmitters.

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

The SEC conducted an investigation of the facts and circumstances that required the company’s financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne cooperated fully with the investigation and supplied documents to assist in the SEC investigation.  Several former employees, a current employee of the company, as well as a Sinclair employee were subpoenaed and testified before attorneys for the SEC.  On March 6, 2003 the SEC issued a cease and desist order against Acrodyne.  The Commission found that “Acrodyne materially misstated figures reported for its inventory, cost of sales, revenue, gross profit, and net loss in its financial statements for the year ended December 31, 1998; the first three quarters of 1999; the year ended December 31, 1999; and the first quarter of 2000.  Acrodyne included its misleading financial results in press releases and its filings with the Commission relating to these periods”.  Further the Commission found, “ Acrodyne was unable to properly value its products because of the incomplete and outdated cost data it maintained.  In addition, starting in the second quarter of 1999, Acrodyne made unsupported adjustments to its sales and inventory accounts to bring Acrodyne’s financial statements in line with the gross margin percentage it had budgeted for the period.  Acrodyne knew or acted recklessly with respect to its faulty cost accounting.”  Further, as part of their investigation, the SEC fined Acrodyne’s former CEO $50,000, a former CFO $10,000, and a former Controller and CFO $10,000.  In exchange for cancellation of a termination of service agreement, Acrodyne had previously agreed to pay legal fees for the former CEO.  The fine of $50,000 was paid by Acrodyne in 2003, per that agreement. Neither Acrodyne nor any of its officers or directors admitted or denied any of the SEC's allegations or findings.

We received a letter received from our independent accountants citing material weakness associated with inadequate supervision of the accounting personnel and deficient record-keeping practices.  In response to this matter the Audit Committee and Management have relieved the Executive Vice President and Chief Financial Officer of their duties and hired an individual to address all of the concerns presented by the independent accountants. The individual will also assess all internal controls, policies and procedures and ensure that all material deficiencies cited are properly addressed.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Our directors, officers and significant employees are:

Name	Age	Position with Company	Served as Director/Officer Since
Nat S. Ostroff	62	Chairman of the Board of Directors, Chief Executive Officer and Interim President	January 1999
Martin J. Hermann	64	Director	May 1991
David S. Smith	52	Director	January 1999
David B. Amy	50	Director, Secretary, and Treasurer	January 1999
Richard P. Flam	59	Director	January 1999
Louis Libin	44	Director	December 2002
John Strzelecki(a)	61	Executive Vice President	November 2001
Robert E. Woodruff, Jr(b)	52	Chief Financial Officer	November 2001
Richard W. Murray	62	Financial Officer	May 2003

(a)   Mr. Strzelecki resigned from his position effective April 17, 2003.

(b)   Mr. Woodruff was terminated from his position effective April 17, 2003.

NAT S. OSTROFF has served as Chairman of the Board of Directors since he was elected at the special meeting of the stockholders on January 27, 1999. Mr. Ostroff also serves as Vice President for New Technology of Sinclair since joining Sinclair in January of 1996. Prior to joining Sinclair, he was the President and CEO of Comark Communications, Inc., a manufacturer of UHF transmission equipment. Mr. Ostroff founded Acrodyne Industries, Inc. in 1968 and served as its first President and CEO.  As of July 1, 2000, Mr. Ostroff was named CEO and Interim President of Acrodyne Communications, Inc.

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

LOUIS LIBIN was elected to the Board of Directors by the shareholders on December 18, 2002.  Mr. Libin founded Broad Comm, Inc. a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications in 1996.  Prior to his tenure at Broad Comm, Mr. Libin was Director of Engineering for NBC, responsible for satellite, wireless, and communication issues for General Electric and NBC.  He holds a Bachelor’s of Science degree in Electrical Engineering from the Pratt Institute and completed his graduate studies at Massachusetts Institute of Technology in Optical Electronics at the MIT Executive Program in 1991.

JOHN F. STRZELECKI joined Acrodyne as Executive Vice President on November 20, 2001.  Prior to joining Acrodyne Mr. Strzelecki was Vice President/Chief Financial Officer of Wireless Spectrum Services, Inc.  Mr. Strzelecki began his career with the audit firm of Cooper & Lybrand and served as Chief Financial Officer of AM Communications, Inc., a publicly held company after serving in the U.S. Marines.  Mr. Strzelecki received a B.S. in Accounting from LaSalle College. Mr. Strzelecki resigned from his position effective April 17, 2003.

ROBERT E. WOODRUFF, JR. started with Acrodyne as Corporate Controller on January 29, 2001.  On November 20, 2001 he was promoted to Chief Financial Officer.  Prior to joining Acrodyne, Mr. Woodruff was Vice President, Finance and Administration for D.A. Lewis and Associates, a direct mail and computer services company in Doylestown, Pennsylvania.  Mr. Woodruff is a graduate of the General Electric Financial Management Program and obtained his B.S. in Finance and his M.B.A. in both Finance and Accounting from Drexel University. Mr. Woodruff was terminated from his position effective April 17, 2003.

RICHARD W. MURRAY has served as Financial Officer since May 2003. Prior to taking the position with Acrodyne, Mr. Murray was Chief Financial Officer and General Manager for Fascan International, Inc., an importer and distributor of Italian articulated cranes for construction industries.

Mr. Murray spent seven years with Deloitte & Touche as Audit Manager specializing in manufacturing and retail clients. Over the next twenty-five years, Mr. Murray was a member of senior management of U.S. Shoe Corporation, a New York Stock Exchange international manufacturer and retailer of apparel and footwear with annual sales of three billion dollars. During his tenure at U.S. Shoe Corporation, he held the positions of Group Vice President –Finance, Senior Member of the Office of the President, Executive Vice President–Finance and Administration, and Corporate Chief Accounting Officer.

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

Item 10.  Executive Compensation

The following table summarizes the compensation earned by our executive officers for services provided during fiscal years 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(4)	Securities Underlying Options Granted (#)
Nat S. Ostroff(3)	2002	$65,000	None	None	None
Chairman of the Board, Chief	2001	$31,250	None	None	None
Executive Officer and President	2000	$109,615	None	None	None

William H. Barclay(1)	2002	$90,868	$18,000	$2,400	None
Vice President Manufacturing	2001	$128,904	None	$2,769	None
	2000	$125,000	None	None	None

Adel Rizk(2)	2002	$0	None	None	None
Senior Vice President/CFO	2001	$148,815	None	$5,500	None
	2000	$9,808	None	$500	75,000

Robert E. Woodruff, Jr.(5)	2002	$101,615	$14,000	None	None
Chief Financial Officer	2001	$75,654	None	None	None
	2000	$0	None	None	None

John Strzelecki(6)	2002	$104,615	None	None	None
Executive Vice President	2001	$11,423	None	None	None
	2000	$0	None	None	None

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

(4) Other compensation represents an auto allowance.

(5) Mr. Strzelecki resigned from his position effective April 17, 2003.

(6) Mr. Woodruff was terminated from his position effective April 17, 2003.

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

Item 11.  Security Ownership of certain beneficial owners and management

The following table sets forth information with respect to the beneficial ownership of shares of Common Stock, as of December 31, 2002 by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock (ii) each director, (iii) each director nominee, (iv) the executive officers and (v) all directors and officers as a group:

(1)	(2)	(3)		(4)
Title of Class	Name & Address(a) of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Voting Stock
Common Stock	Sinclair Broadcast Group	4,974,291 shares	(b)	49.91%
Common Stock	Martin Hermann	68,000 shares	(c)	0.91%
Common Stock	Nat Ostroff	305,000 shares	(d)	3.96%
Common Stock	All officers and directors as a Group (5 persons)	383,000 shares	(e)	5.14%

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

(d) Includes 300,000 shares of Common Stock issuable upon the exercise of options granted under the 1999 Long Term Incentive Plan.

(e) Reflects beneficial ownership of all directors and officers and includes 335,000 shares of Common Stock issuable upon the exercise of options.

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

As part of the transactions dated January 27, 1999, between Sinclair and Acrodyne, three Sinclair employees, Nathanial Ostroff, David Smith and David Amy, were elected to serve on Acrodyne’s board of directors. Nathanial Ostroff has served as Sinclair’s Vice President for New Technology since joining Sinclair in January of 1996. David Smith has served as President, Chief Executive Officer and Chairman of the Board of Sinclair since September 1990. David Amy serves as Executive Vice President and Chief Financial Officer of Sinclair Broadcast Group.

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

10.29                     Letter Agreement to Employment and Non-Solicitation Agreement dated March 1, 2000 between Adel Rizk and Acrodyne Communications, Inc.

10.30       License Agreement between Sinclair Broadcast Group, Inc. and Acrodyne Industries dated March    , 2000.

10.31       Sublease Agreement  by and between Sinclair Broadcast Group, Inc. and Acrodyne Industries, Inc. dated November 19, 1999.

10.32       Exclusive Marketing, Sales and Supply Agreement between Acrodyne Industries, Inc. and Rohde & Schwarz dated October 10, 1999. (to be filed by amendment)

21.0***  Subsidiaries of the Registrant

99.1         Principal Executive Officer/Principal Financial Officer Certification

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

At the conclusion of the audit of the consolidated financial statements of the Company for the year ended December 31, 2002, the Audit Committee met to discuss the results to the audit and to discuss various matters with Grant Thornton LLP, the Company's independent accountants.  We received a letter received from our independent accountants citing material weakness associated with inadequate supervision of the accounting personnel and deficient record-keeping practices.  In response to this matter the Audit Committee and Management have relieved the Executive Vice President and Chief Financial Officer of their duties and hired an individual to address all of the concerns presented by the independent accountants. The individual will also assess all internal controls, policies and procedures and ensure that all material deficiencies cited are properly addressed.

SIGNATURES

In accordance with Section  13 or 15(d) of the Exchange Act,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Acrodyne Communications Inc.
(Registrant)

By	/s/ Nathaniel Ostroff
Nathaniel Ostroff, Chairman of the Board of Directors, Chief Executive Officer and Interim President (principal executive officer, principal financial officer and small business issuer)

Date    May 6, 2003

In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

By	/s/Martin J. Hermann
Martin J. Hermann, Director
Date	May 6, 2003

By	/s/David Smith
David Smith, Director
Date	May 6, 2003

By	/s/David Amy
David Amy, Director
Date	May 6, 2003

By	/s/Louis Libin
Louis Libin, Director
Date	May 6, 2003

By	/s/Richard P. Flam
Richard P. Flam, Director
Date	May 6, 2003

CERTIFICATION

I, Nathaniel Ostroff, certify that:

1.     I have reviewed this annual report on Form 10-KSB/A of Acrodyne Communications, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

B)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

C)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

A)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:	May 6, 2003

Signature:	/s/ Nathaniel Ostroff, Chairman of the Board of Directors, Chief Executive Officer and Interim President (Principal Executive Officer and Principal Financial Officer)

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