Form 10QSB
period 2003-03-31
ACRODYNE COMMUNICATIONS INC
filed 2003-05-15
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2003 the registrant had outstanding 28,217,496 shares of common stock, par value $0.01

ACRODYNE COMMUNICATIONS, INC.

Acrodyne Communications, Inc.

Consolidated Balance Sheets

	March 31 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$983,825	$312,921
Accounts receivable, net of allowance for doubtful accounts of $189,750 at March 31, 2003 and $38,600 at December 31, 2002	1,517,774	2,204,044
Inventories, net	2,915,259	3,271,066
Prepaid assets and deposits	358,014	78,998
Total current assets	5,774,872	5,867,029

PROPERTY, PLANT, AND EQUIPMENT, net	3,321,272	3,407,611
INTANGIBLE ASSETS:
License agreement, net of accumulated amortization of $825,000	675,000
Product design documentation, net of accumulated amortization of $16,875	658,125
TOTAL ASSETS	$9,754,269	$9,949,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit — related party	0	5,133,759
Subordinated debenture — related party	0	2,000,000
Current portion of capital lease obligations	37,410	625,259
Accounts payable	2,478,676	2,353,444
Accrued expenses	1,136,969	2,176,782
Customer advances	2,552,463	3,014,996

Other current liabilities	248,863	1,891,878
Total current liabilities	6,454,381	17,196,118
CAPITAL LEASE OBLIGATIONS, net of current portion	3,692,510	3,701,038
LICENSE FEE PAYABLE — long term	0	675,000
NON-COMPETE LIABILITY	731,230	731,231
Total liabilities	10,878,121	22,303,387

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 30,000,000 shares authorized; 28,217,496 and 7,409,608 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	282,175	74,096
Additional paid-in-capital	32,953,604	22,071,641
Accumulated deficit	(34,359,631)	(34,499,484)
Total shareholders’ equity (deficit)	(1,123,852)	(12,353,747)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,754,269	$9,949,640

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Operations     (Unaudited)

	Three Months Ended March 31,
	2003	2002

NET SALES
Related party sales, net	$3,050,899	$3,274,436
Other sales, net	3,029,117	2,547,201
NET SALES	6,080,016	5,821,637
COST OF SALES	4,464,549	4,477,313
Gross Profit	1,615,467	1,344,324

OPERATING EXPENSES
Engineering	454,854	515,320
Selling	322,766	329,707
Administration	572,306	278,511
Amortization of intangible assets	16,875	75,000
Total Operating Expenses	1,366,801	1,198,538
Operating Income	248,666	145,786

OTHER (EXPENSES) INCOME
Interest Expense, Net	(110,022)	(220,361)
Other Income, Net	1,209	156,268
Net Income before taxes	139,853	81,693
INCOME TAXES	0	0
Net Income	139,853	81,693

NET INCOMEPER COMMON SHARE — BASIC AND DILUTED	$0.01	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	26,367,906	7,409,608

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE AT DECEMBER 31, 2002	7,409,608	74,096	22,071,641	(34,499,484)	(12,353,747)

Recapitalization	20,350,000	203,500	10,674,042		10,877,542
Issuance of shares to satisfy lease obligation	457,888	4,579	207,921		212,500

Net Income				139,853	139,853

BALANCE AT March 31, 2003	28,217,496	$282,175	$32,953,604	$(34,359,631)	$(1,123,852)

The accompanying notes are an integral part of these consolidated financial statements.

Acrodyne Communications, Inc.

Consolidated Statements of Cash Flows     (Unaudited)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$139,853	$81,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	103,214	97,266

Changes in assets and liabilities:
Accounts receivable	686,270	(279,626)
Inventories	355,807	151,481
Prepaid assets and deposits	(279,016)	(39,264)
Accounts payable	125,231	(129,534)
Accrued expenses	(1,040,770)	(281,907)

Other current liabilities	42,848	289,538
Customer advances	(462,533)	399,643
Net cash provided by (used in) operating activities	(328,138)	290,884

CASH FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	—	(3,229)
Net cash used in investing activities	—	(3,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Recapitalization	1,000,000
Net cash provided by financing activities	1,000,000

Net increase in cash and cash equivalents	670,904	287,655
Cash and cash equivalents at beginning of period	312,921	17,687
Cash and cash equivalents at end of period	$983,825	$305,342

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.             Unaudited Consolidated Financial Statements

The accompanying consolidated balance sheets of Acrodyne Communications, Inc. and its subsidiaries (the “Company” or “Acrodyne”) at March 31, 2003 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by management.  In the opinion of management, all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002 have been made.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.             Inventories

Inventories comprise:

	March 31, 2003	December 31, 2002
Raw materials	$1,849,303	$1,841,509
Work in process	1,217,404	1,525,484
Finished goods	5,521
Total Inventory	3,066,707	3,372,514
Allowance for obsolete inventory	(151,448)	(101,448)

Inventory, net	$2,915,259	$3,271,066

3.             Property and Equipment

Property and equipment consist of the following:

	March 31, 2003	December 31, 2002
Test equipment	$697,395	$697,395
Machinery and equipment	53,924	53,924
Office furniture and equipment	449,139	449,139
Building lease /leasehold improvements	3,784,231	3,784,231
Purchased computer software	123,239	123,239
	5,107,928	5,107,928
Accumulated depreciation and amortization	(1,786,656)	(1,700,317)
	$3,321,272	$3,407,611

Depreciation and amortization expense for property and equipment amounted to $86,339 and $97,266 for the three months ended March 31, 2003 and 2002, respectively.

4.             Earnings Per Share

Basic earnings per share is computed by dividing the net earnings available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed using the weighed average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31, 2003	March 31, 2002
Numerator
Net income	$139,857	$81,693

Denominator
Denominator for basic income per share — weighted average shares	26,367,906	7,409,608

Dilutive effect of options and warrants	—	—
Denominator for diluted income per share — weighted average shares	26,367,906	7,409,608

Basic income per share	$0.01	$0.01

Diluted income per share	$0.01	$0.01

Exercise prices of outstanding options and warrants to purchase shares of the Company stock are in excess of the market price and are excluded from the computation of diluted income per share.

5.             Related Party Transactions

Sales made to Sinclair Broadcast Group, Inc., our majority shareholder, during the three months ended March 31, 2003 and 2002 totaled $ 3,050,899 and $3,274,436, respectively.  The Company sells products to Sinclair at what management believes to be prices approximating fair market value.  The following amounts are included in the consolidated balance sheets in connection with trade transactions with Sinclair:

	March 31 2003	December 31 2002
Receivables	$701,498	$1,081,028
Customer advances	1,117,447	1,864,123

In addition, included in the current portion of capital lease obligation and other current liabilities at December 31, 2002 are $1,541,970 of amounts payable to Sinclair that were deferred under the capital lease and license fee obligations.

In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, were forgiven or cancelled in exchange for our stock.  This transaction was completed in January 2003.  Sinclair agreed to:

a)     Forgive all indebtedness, payables, accrued and unpaid interest under the outstanding debenture and Lines of Credit amounting to about $9,877,542

b)             Assign all intellectual property rights relating to the License agreement

c)              Invest an additional $1,000,000

d)             Terminate all Sinclair owned warrants

e)              Amend the Guaranty and Lease Compensation Agreement, dated September 16, 1999.  Amended terms require the payments in 2002 through 2005 to be made in cash with subsequent years paid in cash or stock at our discretion

f)     In exchange for the items described above, 20,350,000 shares of the Company’s common stock were issued

g)    The effect of recapitalization on outstanding warrants and options is as follows:

The following warrants (excluding employee and director stock options) were outstanding at March 31, 2003 and December 31, 2002:

March 31,2003	December 31,2002		Exercise Price	Expiration Date

525,000	525,000		3.00	September 4, 2005

	1,925,000	(a)	3.00	January 26, 2006
	719,225	(a)	3.00	January 26, 2006
	6,000,000	(a)	3.00-6.00	January 26, 2006

1,600,000	1,600,000		1.00	July 26, 2006
2,125,000	10,769,225

(a) Exchanged for common stock in recapitalization

6.             Summary of Significant Accounting Policies

The following summarizes accounting policies employed by the Company in preparation of its consolidated financial statements:

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards  (SFAS) 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset.  The liability is adjusted at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement.  Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002.  The Company adopted this standard as of January 1, 2003.  The provisions of SFAS 143 did not have a material impact on the financial condition or results of operations of the Company.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. Adopting SFAS 145 on January 1, 2003 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Adoption of SFAS 146 on January 1, 2003 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ended after December 15, 2002.  FIN 45 was adopted on January 1, 2003 and did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ended after December 15, 2002.   The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 was adopted on January 1, 2003 and did not have a material effect on the Company’s financial position, results of operations, or cash flows.

7.             Non-Compete Agreement

In connection with the acquisition of Acrodyne Industries, the Company entered into a non-compete agreement with the selling shareholder. In consideration for this agreement not to compete, the Company is obligated to make annual payments to the selling shareholder of $65,000 annually and pay for certain benefits for the remainder of his life. The Company recorded the actuarial present value of the estimated payments of $750,000 related to this agreement as an asset and established a corresponding liability at the date of acquisition. The Company has not made any payments to the selling shareholder during the last two years and is in the process of renegotiating the agreement.  Currently, the impact on cash flow and financial position resulting from renegotiating the agreement is indeterminable.

8.             Intangible Assets

Prior to the recapitalization with Sinclair, we utilized their intellectual properties for Quantum transmitters by a license agreement that was amortized over a five year period.  Design documentation for the product was acquired from Sinclair as part of the recapitalization.  We anticipate the useful life of this property to be ten years.

9.             Pro Forma Information Related To Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Had compensation cost for our grants for stock-based compensation plans been determined consistent with SFAS No. 123, our net income on a pro-forma basis would be the same as reported on our consolidated statement of operations of the three month periods ended March 31, 2003 and 2002.

10.          Commitments and Contingencies

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  These actions are in various preliminary stages, and no judgements or decisions have been rendered by hearing boards or courts.  Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERARTIONS

OVERVIEW

The business of Acrodyne Communications, Inc. is conducted through our sole operating subsidiary, Acrodyne Industries, Inc.

RESULTS OF OPERATIONS

Acrodyne Communications, Inc.

Consolidated Statements of Operations     (Unaudited)

	Three Months Ended March 31,
	2003	2002

NET SALES
Related party sales, net	$3,050,899	$3,274,436
Other sales, net	3,029,117	2,547,201
NET SALES	6,080,016	5,821,637
COST OF SALES	4,464,549	4,477,313
Gross Profit	1,615,467	1,344,324

OPERATING EXPENSES
Engineering	454,854	515,320
Selling	322,766	329,707
Administration	572,306	278,511
Amortization of intangible assets	16,875	75,000
Total Operating Expenses	1,366,801	1,198,538
Operating Income	248,670	145,786

OTHER (EXPENSES) INCOME
Interest Expense, Net	(110,022)	(220,361)
Other Income, Net	1,209	156,268
Net Income before taxes	139,853	81,693

Our results of operations are reflective of the changes and uncertainties that exist in the television broadcasting sector in response to the FCC’s regulations surrounding digital television. The FCC’s digital mandate allows low power digital transmission currently and requires high power digital transmission by as early as 2006. Sinclair Broadcast Group (Sinclair) is currently our largest customer and their DTV strategy has been to purchase primarily high power transmitters that they will operate at low power until they are required by the FCC to operate them at high power. Other television companies have responded to the FCC mandate by purchasing low power transmitters to meet the current requirement and we believe that these companies will need to replace these low power transmitters with high power equipment as early as 2006. However, we believe that a significant amount of uncertainty exists in the broadcasting sector concerning the actual timing of the high power requirement and that many companies believe that the requirements will be delayed. Additionally, we believe that the slump in advertising revenues in recent years and continued economic uncertainties  contributed to the decision by many broadcasting companies to opt for the temporary low power solution.

Net income of $139,853 for three months ended March 31, 2003 increased 71.2% over net income of $81,693 for the comparable period in 2002.  Our net income increased as a result of increased gross margin and decreased selling expenses offset by increased administrative expenses.

Our net sales reflect our strategy of addressing the industry trends described above as we have experienced increases in the sales of both high power and low power equipment. Net sales for the three month period ended March 31, 2003 were $6,080,016 as compared to $5,821,637 in for the three month period ended March 31, 2002, a 4.4% increase. The increase is attributable to $2,286,270 sales of Rhode and Schwartz solid state transmitters that were not available for our sales in the three month period ended March 31, 2002.  Sales during the three month period ended March 31, 2003 of Quantum transmitters of $2,577,463 declined $2,856,643 from the three month period ended March 31, 2002.  All Quantum transmitters were sold to Sinclair during the three month period ended March 31, 2003.  Sales to Sinclair resulted from their commitment to complete their conversion to digital television during 2003. Sinclair’s demand for our Quantum products will decrease significantly in the second half of 2003 as they complete their digital conversion.

All Quantum transmitters produced during the first quarter of 2003 were sold to Sinclair.  Going forward, our sales group’s focus is on selling Quantum transmitters to companies that are not affiliated with Sinclair. We believe these sales will be significant during the next few years since other television companies have delayed their purchases of high power transmitters in recent years because of liquidity concerns resulting from an overall weak advertising climate, which began to improve during 2002. We believe that there will be a continued demand for Analog equipment as more broadcasters are required to continue broadcasting an Analog signal until at least 2006. We are addressing this demand by targeting television stations with antiquated Analog equipment for replacement with a cost savings/future growth, marketing plan. Our plan immediately improves our customer’s cash flow now by providing improved energy efficiency and protects their future cash flow by allowing the conversion of their new Analog Transmitter to a Digital Transmitter when needed with minimal cost.

Our sales of Rohde and Schwartz solid state transmitters were $1,873,000 during the three month period ended March 31,2003.  We did not sell this product in the three month period ended March 31, 2002.  These sales resulted from an increased demand for low power transmitters by television companies that needed to begin transmitting a digital signal in response to new FCC regulations. We believe that our sales of these low power Rohde and Schwartz products will remain steady during the next year as television companies complete their low power solution but that sales of this product will significantly decrease in future years as these companies ultimately switch to the high power transmission requirement.  Our strategy in future years will be to sell our high power Quantum transmitter to these companies as described above.

Cost of sales declined from $4,477,313 in the first quarter of 2002 to $4,464,547 for the three month period ended March 31, 2003. Increased sales combined with decreased cost of sales generated gross margin of $1,615,469 for the three month period ended March 31, 2003 compared to $1,344,324 for the same period in 2002.  An increase of 20.1% over the same period last year.  Gross margin on sales increased to 26.6% for the first quarter 2003 as compared to 23.1% for same period in 2002 primarily as a result of reducing the cost of sales charge for warranty reserve from 5% of sales in 2002 to 1.5% of sales in 2003.  Management’s review of claim history indicated accruing a lesser percentage of sales was adequate to provide for future warranty claims. Such adjustment was based on claim history and engineering analysis of products under warranty.  Strong gross margins probably will not continue for the remainder of the year due to increased sales volume of products we purchase from Rhode and Schwartz that have a lower gross margin than those products that we manufacture and increases competitive pressures.  However, we believe that our gross margins will increase in future years as television companies address their high power transmission requirements as described above.

Engineering expense decreased from $515,320 for the three month period ended March 31,2002 to $454,853 for the comparable period in 2003.  Reduced payroll and related expenses, consulting fees, and travel contributed to the overall reduction.

Administrative expenses increased $293,794 to $572,305 for the three month period ended March 31, 2003 compared to $278,511 for the three month period ended March 31, 2002.  The increase is attributable to increasing bad debt expense by $145,000 as a result of necessary additions to the allowance for doubtful accounts; bonus accrual of $50,000 was added in this year’s period; insurance premiums also increased and the executive vice president’s salary was not in the 2002 first quarter results.

We expect our interest expense to remain low in future periods as a result of our re-capitalization which eliminated most of our debt. In the near term, we expect future interest expense to consist entirely of interest expense associated with our capital lease.

Amortization of the license agreement with Sinclair ceased at December 31, 2002 when the terms of the recapitalization plan cancelled the license agreement.

Design documentation for the Quantum transmitters were transferred from Sinclair to Acrodyne  as part of the recapitalization.  We anticipate the useful life of this intellectual property to be ten years.  Therefore the annual amortization of the intangible asset is $67,500 or $16,875 for a three month period.

No federal or state income tax associated with the 2003 or 2002 income was recorded due to the magnitude of our tax loss carry forward. We believe that all the available benefits probably will not be fully realized.

LIQUIDITY AND CAPITAL RESOURCES

To alleviate the immediate concern as to whether or not we could continue to operate as a going concern we negotiated a recapitalization plan with Sinclair that provided the necessary financial resources and debt relief to continue normal operations.

As a result of positive operations during the first quarter and the recapitalization, the excess of current liabilities over current assets was $679,509 as compared to $11,329,089 at December 31, 2002.

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

•                  Regulatory changes governing transmission platforms

•                  General economic and marketplace conditions

•                  Interest rate fluctuations and access to capital

•                  Our ability to develop, implement and maintain reliable and adequate internal accounting systems and controls

Item 3. - Controls and Procedures

The CEO and CFO Certifications required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 follow the Signatures section of this Annual Report.  This Controls and Procedures section of the Annual Report should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

At the conclusion of the audit of the consolidated financial statements of the Company for the year ended December 31, 2002, the Audit Committee met to discuss the results to the audit and to discuss various matters with Grant Thornton LLP, the Company’s independent accountants.  We received a letter from our independent accountants citing material weakness associated with inadequate supervision of the accounting personnel and deficient record-keeping practices.  In response to this matter on April 17, 2003 the Audit Committee and Management relieved the Executive Vice President and Chief Financial Officer of their duties and on April 18, 2003 hired an individual to address all of the concerns presented by the independent accountants. The individual will also assess all internal controls, policies and procedures and ensure that all material deficiencies cited are properly addressed.

ACRODYNE COMMUNICATIONS, INC.

PART II. OTHER INFORMATION

Item 6. – Exhibits and Reports on  Form 8-K

a)              Exhibits

99.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CEO.

99.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, executed by the CFO.

b)              Reports on Form 8-K

April 17, 2003    Mr. John Strzelecki, Executive Vice President of Acrodyne Communications, Inc. resigned.

April 17, 2003    Mr. Robert E. Woodruff, Jr, Chief Financial Officer of Acrodyne Communications, Inc. was terminated.

April 18, 2003    Mr. Richard W. Murray hired as Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acrodyne Communications, Inc.
(Registrant)

Date: May 15, 2003	By /s/ Nat S. Ostroff
Nat Ostroff, Interim President and Chief Executive Officer

By /s/ Richard W. Murray
Richard W. Murray, Principal Financial Officer

I, Nathaniel Ostroff, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Acrodyne Communications, Inc. (registrant);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

A)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

C)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

A)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies in material weakness.

Date:	May 15, 2003

Signature:	/s/ Nathaniel Ostroff
Chief Executive Office and Interim President

I, Richard Murray, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Acrodyne Communications, Inc. (registrant);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

A)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

C)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

A)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

B)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies in material weakness.

Date:	May 15, 2003

Signature:	/s/ Richard Murray
Chief Financial Officer