Form 10KSB/A
period 2002-12-31
ACRODYNE COMMUNICATIONS INC
filed 2003-06-26
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A-2

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

FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.  Description of Business

THE COMPANY. We are Acrodyne Communications, Inc., a Delaware corporation, which operates in one industry segment — the design, manufacture and marketing of television broadcast transmitters, which are sold in the United States and internationally.  Our wholly owned operating subsidiary, Acrodyne Industries, Inc., manufactures and sells TV transmitters produced to customer specifications.

BUSINESS OF ACRODYNE. We have designed, manufactured and marketed television transmitters which have been sold in the United States and internationally since 1971.  The function of a television transmitter is to broadcast over the air television signals to a specific audience receiving such signals by regular antenna or by a local cable company, which then feeds the signal to their subscribers.

ACRODYNE PRODUCTS AND SERVICES

Overview

We design, manufacture and market digital and analog television broadcast transmitters for domestic and international television stations, broadcasters, government agencies, not-for-profit organizations and educational institutions.  The estimated useful life of a television transmitter or translator is approximately 20 years.  Our television transmitters, which range in transmission power levels from one hundred watts for localized applications to two hundred eighty kilowatts for large television broadcasters, have a modularized design that permits us to respond to specific customer requests. We classify our transmitters into two categories based on the power output amplifier design.  For higher power requirements, we use Inductive Output Tube (IOT) power amplifiers.  IOT is a vacuum tube device for amplifying television signals to very high power.  For low power requirements, we use Solid State output amplifiers.  Solid State is a transistor-based device for amplifying television signals to low power.  Each power level product transmits signals in both UHF and VHF frequency bands.  The VHF band covers television channels two through thirteen and the UHF band covers television channels above thirteen.  Each transmitter permits the sender to broadcast over one channel.

All of our television transmitters feature enhanced linear amplifiers.   Such units feature easy to read diagnostic displays and meters that clearly indicate a unit’s operating condition.  Units automatically shut down for self-protection if out-of-tolerance conditions are encountered. We believe that our television transmitters are relatively easy to maintain since they utilize common modules and parts.  Other operating features include full remote control, telemetry and status functions (i.e. monitoring the transmitter’s performance metrics), and a modular design that allows for cost-effective expansion to higher output power levels.

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

UHF solid-state television transmitters are particularly well suited for lower power applications in broadcasting.  Solid State transmitters typically satisfy broadcast applications up to 10 kilowatts, after which tube technology (such as IOT) becomes cost effective.  In addition, there is a substantial market overseas for these UHF transmitters.  Power ranges are from 10 watts up to 40 kilowatts in UHF and up to 10 kilowatts in the VHF frequency spectra for domestic and international television formats.  On November 29, 1999, Acrodyne and Rohde & Schwarz, one of the world’s foremost manufacturers of solid-state transmitters formed a strategic alliance.  The Rohde & Schwarz group of companies, with headquarters in Munich, Germany, develops, produces and markets communication test and measurement instruments and systems.  It gave exclusive rights to us to market and sell Rohde & Schwarz solid -state transmitter products in the United States.  This agreement also includes technology and product sales agreement to support our line of Quantum high power transmitter products.  We paid no compensation to Rohde & Schwarz for the rights to sell their product line.  The Rohde and Schwarz product line replaced the obsolete lower power products that we manufactured prior to 2000. The R&S products allows us to offer a full line of products from low power to the high power provided by the Quantum IOT line.  The recent FCC ruling allowing broadcasters to operate at lower than licensed power for digital transmissions has increased the sale of the R&S products.  Sales of low power transmitters as a percentage of our total sales represented 16% and 21% during 2002 and 2001, respectively.

Higher Power UHF Analog and Digital Television Transmitters

Higher power UHF analog television transmitters range in power from above 20 kilowatts to 280 kilowatts.  For television transmitters with higher power output levels, we use IOT (Inductive Output Tube) tubes that use water cooling to prolong their useful lives.  Such advanced features are designed into our Quantum product line and significantly reduce the operating costs of these transmitters.  At identical output power, the power consumption of a Quantum IOT transmitter is approximately 50% less than that of a transmitter using klystron tubes, an older technology design for a high power vacuum tube amplifying device, which is the predecessor of the current IOT tube technology.  Sales of high power transmitters as a percentage of our total sales represented 70% and 68% during 2002 and 2001, respectively.

Auxiliary Products and Services

In addition to manufacturing and selling our transmitters, we also offer television broadcasters a value-added complete broadcast system that include procurement, systems integration and installation of the television transmitter and antenna and related accessory equipment.  Such products and services are provided to both higher power and lower power broadcasters. Upon request, our technicians also supervise the installation of television transmitters on-site, in the United States and abroad.  Our technicians perform additional testing after the transmitter has been connected to the station’s programming sources and the transmission antenna to assure that the television transmitter operates as intended.  This is an ongoing commitment to provide full service to today’s broadcasters and will continue as part of our offering one-stop shopping to our customers.  Sales of auxiliary products and services as a percentage of our total sales represented 14% and 11% during 2002 and 2001, respectively.

Outlook

Our results of operations are reflective of the changes and uncertainties that exist in the television broadcasting sector in response to the FCC’s regulations surrounding digital television. The FCC’s digital mandate allows low power digital transmission currently and requires high power digital transmission by as early as 2006. Sinclair Broadcast Group (Sinclair) is currently our largest customer and their DTV strategy has been to purchase primarily high power transmitters that they will operate at low power until they are required to operate them at high power. Other television companies have responded to the FCC mandate by purchasing low power transmitters to meet the current requirement and we believe that these companies will need to replace these low power transmitters with high power equipment by 2006. However, we believe that a significant amount of uncertainty exists in the broadcasting sector concerning the actual timing of the high power requirement and that many companies believe that the requirements will be delayed. Additionally, we believe that the slump in advertising revenues in recent years and continued economic uncertainties have contributed to the decision by many broadcasting companies to opt for the temporary low power solution.

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

•                  Drive down the manufacturing cost of the Quantum through continual value engineering.

MARKETING AND SALES

Marketing Strategy

Marketing and Sales are currently positioning us as the “Technology Leader” in the industry.  In early 2002, we determined that it would be advantageous to update and modernize our brand image in the marketplace. We accomplished such branding by changing our logo to Ai from the previous ACRODYNE.

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

Customer Base

Our business has historically been dependent upon a relatively small number of significant transmitter sales with one-time customers.  With the launch of the Quantum transmitter line, we are targeting the entire professional broadcast industry.  In addition, Sinclair has orally committed to purchase all UHF transmitter requirements from us.  Total sales to Sinclair accounted for $16,790,794 or 64% of sales in 2002 and $8,795,294 or 63% of sales in 2001.

RELATIONSHIP WITH SINCLAIR

We depend on Sinclair Broadcast Group (Sinclair) as an important source of liquidity and rely on Sinclair for a significant portion of our revenues.   As of December 31, 2002, Sinclair held an aggregate of 2,418,333 shares of our common stock, representing approximately 32.64% of issued common stock, assuming no warrants were exercised.  Accordingly, Sinclair did not control us; however, Sinclair did maintain significant influence over our operations.  On January 1, 2003, as a result of our January 2003 recapitalization plan, described in Item 12, Sinclair held an aggregate of 22,768,333 shares of our common stock, representing approximately 82.4% of issued common stock, assuming no warrants were exercised.  Additionally the following three Sinclair employees were elected to Acrodyne’s Board of Directors:  Nathaniel Ostroff is Sinclair’s Vice President for New Technology; David Smith is Sinclair’s President, Chief Executive Officer, and Chairman of the Board; and David Amy is Sinclair’s Executive Vice President and Chief Financial Officer.

Sinclair accounted for approximately $16,790,794, or 64% of our 2002 transmitter sales and approximately $637,365, or 29% of our accounts receivable at December 31, 2002 were due from Sinclair and television stations it owned.  We expect our revenues from Sinclair to decrease during 2003 since Sinclair’s conversion to digital television is almost complete. To counteract declining revenues from Sinclair, we have directed our sales force to focus their efforts on non-affiliated companies.  Our plan to sell digital transmitters to new customers is dependent on the success of our efforts to position ourselves  as the technology leader in the broadcast equipment industry.  Placing emphasis on our history of designing and manufacturing state of the art industry accepted products over the past thirty years enhances this effort.  Also, marketing programs delineating our transmitters’ ability to operate at a lower cost and future growth directed to television stations with antiquated analog transmitters will generate additional sales.  Our plan immediately improves customers’ cash flow and protects their investment by allowing the analog transmitter to be converted to digital at minimal cost.  Strong alliances with well-established system integration companies are moving forward, thereby attaining additional access to the broadcast market.

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

COMPETITION

We are a small company competing with Harris and Thales. Both of these organizations have significantly larger capital resources.  Our position in the industry is similar to Axcera and Larcan' two companies with capital and resources similar to ours. While we have limited capital resources, we benefit from a strong engineering staff with many years of experience. This allows us to capture our share of the market through rapid response product differentiation, performance and leading technology.  We believe our Quantum transmitter is a superior product; however, we are vulnerable to any competitor’s aggressive price-cutting to gain market share.

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

PATENTS, TRADEMARKS, and LICENSES

We are the owner of seven patents related to our former product lines.  These patents are not applicable to our new, digital product line and we no longer desire to support these patents legally or financially.

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

EMPLOYEES

At the end of 2002, we employed approximately 71 individuals on a full-time basis, none of whom are union members.  We believe we have a good relationship with our employees.

Item 2.  Description of  Property

Facilities

Our manufacturing facility is located in Phoenixville, Montgomery County, Pennsylvania, a suburb of Philadelphia.  The building contains the financial and operations teams, plus state-of-the-art manufacturing capable of continuing our transition into the digital era and beyond.  The manufacturing facility is designed to incorporate modern flow manufacturing techniques with greatly expanded capabilities for high power testing of new technology transmitters.  A complete training facility is also included for customer seminars and instructions.  The financial arrangements for the construction and occupation of this facility were supported by the financial strength of Sinclair (See Certain Relationships and Related Transactions), which leased this property from an independent firm.  Sinclair has subleased this property to us.   The lease carries a 15-year term and is renewable for two five-year terms.

Our Corporate headquarters and new product development function is located in Cockeysville, Maryland, where we lease 7,147 square feet of space on a monthly basis.

Item 3.  Legal Proceedings

In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division).  These four lawsuits were consolidated into a single lawsuit (the “Lawsuit”).  The Lawsuit asserted that we issued false and misleading financial statements.  On April 9, 2001, we reached a settlement (the “Settlement”) with plaintiffs’ counsel.  The Settlement required us to issue plaintiffs five (5) year warrants to purchase One Million Six Hundred Thousand (1,600,000) shares of our voting common stock at an exercise price of One Dollar ($1.00) per share and to pay the class plaintiffs Seven Hundred Fifty Thousand Dollars ($750,000).  The cash portion of the Settlement was funded by our officers and directors indemnity insurance policy.  As a result of the Settlement, during the three months ended March 31, 2001, we recorded a charge to operations of  $336,000, which represented the fair value of the warrants issued.

The SEC conducted an investigation of the facts and circumstances that required our financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne cooperated fully with the investigation and supplied documents to assist in the SEC investigation.  Several former employees, on of our current employees, as well as a Sinclair employee were subpoenaed and testified before attorneys for the SEC.  On March 6, 2003 the SEC issued a cease and desist order against Acrodyne.  The Commission found that “Acrodyne materially misstated figures reported for its inventory, cost of sales, revenue, gross profit, and net loss in its financial statements for the year ended December 31, 1998; the first three quarters of 1999; the year ended December 31, 1999; and the first quarter of 2000.  Acrodyne included its misleading financial results in press releases and its filings with the Commission relating to these periods”.  Further the Commission found, “ Acrodyne was unable to properly value its products because of the incomplete and outdated cost data it maintained.  In addition, starting in the second quarter of 1999, Acrodyne made unsupported adjustments to its sales and inventory accounts to bring Acrodyne’s financial statements in line with the gross margin percentage it had budgeted for the period.  Acrodyne knew or acted recklessly with respect to its faulty cost accounting.” Further, as part of their investigation, the SEC fined Acrodyne’s former CEO $50,000, a former CFO $10,000, and a former Controller and CFO $10,000.  In exchange for cancellation of a termination of service agreement, Acrodyne had previously agreed to pay legal fees and penalties for the former CEO.  The fine of $50,000 was paid by Acrodyne in 2003, per that agreement. Neither Acrodyne nor any of its officers or directors admitted or denied any of the SEC’s allegations or findings.

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

Item 6.  Management Discussion and Analysis

Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  Our critical accounting policies are described below.

Revenue Recognition

We recognize revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up of the equipment. A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed, tested and are available for pick-up or delivery, and the customer has requested that we hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, we recognize revenue if it has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry.

Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.  We record revenue for services related to installation of transmitters upon completion of the installation process.  Amounts which cannot be recognized in accordance with the above policy are recorded as deferred revenue in the accompanying consolidated balance sheets.

Allowance for Doubtful Accounts Receivable

Approximately 64% of sales in 2002 were to Sinclair, which has 34.6% ownership of our company at December 31, 2002 (82.4% after the January 2003 recapitalization).   At December 31, 2002 approximately $637,000 of our outstanding receivables were due from Sinclair or television stations it owned.  No allowance for doubtful accounts has been recorded against these receivables.  For other customers a reserve is established 90 days after date of invoice.

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

Our results of operations are reflective of the changes and uncertainties that exist in the television broadcasting sector in response to the FCC’s regulations surrounding digital television. The FCC’s digital mandate allows low power digital transmission currently and requires high power digital transmission by as early as 2006. Sinclair is currently our largest customer and their DTV strategy has been to purchase primarily high power transmitters which they will operate at low power until they are required by the FCC to operate them at high power. Other television companies have responded to the FCC mandate by purchasing low power transmitters to meet the current requirement and we believe that these companies will need to replace these low power transmitters with high power equipment by 2006. However, we believe that a significant amount of uncertainty exists in the broadcasting sector concerning the actual timing of the high power requirement and that many companies believe that the requirements will be delayed. Additionally, we believe that the slump in advertising revenues in recent years and continued economic uncertainties have contributed to the decision by many broadcasting companies to opt for the temporary low power solution.

At the conclusion of the audit of our consolidated financial statements for the year ended December 31, 2002, the Audit Committee received a report from our independent accountants citing material weaknesses associated with inadequate supervision of the accounting personnel and deficient record-keeping practices.  In response to this matter, the Executive Vice President and Chief Financial Officer were relieved of their duties and we subsequently hired an experienced Chief Financial Officer to address all of the concerns presented by the independent accountants. The new Chief Financial Officer will also assess all internal controls, policies and procedures to ensure that all material deficiencies cited are properly addressed.  Management will work closely with the independent accountants to be certain that all of the implemented controls mitigate all of the weaknesses.

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

Our net sales reflect our strategy of addressing the industry trends described above as we have experienced increases in the sales of both high power and low power equipment. Net sales for the year ended December 31, 2002 were $26,064,184 as compared to $13,895,261 in 2001, an 87.6% increase. The increase was attributable to sales of our new high power Quantum line of transmitters of $18,298,885, an increase of $9,569,738 during 2002 as compared to 2001, our sales to Sinclair, which increased $7,995,500 in 2002 as compared to 2001 and our agreement with Rohde and Schwarz to distribute their low power product, which resulted in an increase in sales of that product of  $3,165,244 during 2002 as compared to 2001. The increase in sales to Sinclair resulted from their commitment to complete their conversion to digital television by 2003, which required them to purchase a large number of transmitters during 2002. We do not expect this trend to continue because Sinclair’s demand for our products will decrease significantly as they complete their digital conversion.

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

Our sales of Rohde and Schwarz products to companies that are not affiliated with Sinclair increased by $2,604,819 during 2002 as compared to 2001. This increase resulted in an increased demand for low power transmitters by television companies that needed to begin transmitting a digital signal in response to new FCC regulations. We believe that our sales of these low power Rohde and Schwarz products will remain steady during the next year as television companies complete their low power solution but that sales of this product will significantly decrease in future years as these companies ultimately switch to the high power transmission requirement.  Our strategy in future years will be to sell our high power Quantum transmitter to these companies as described above.

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

Administration expense decreased by $487,897 to $2,069,517 in 2002 as compared to $2,557,414 in 2001, a 21.0% decrease. This decrease was due to a decrease in legal and professional costs related to our desisting from NASDAQ, restatements of our financial statements for 1998 and 1999 and shareholder litigation and termination in 2001 of the lease on a rented facility. Such costs were incurred during 2001 and we do not expect these costs to recur in future years.

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

In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, was forgiven in exchange for our stock.  This transaction was completed in January 2003.  Effective January 1, 2003, Sinclair agreed to:

a)              Forgive all indebtedness, payables, accrued and unpaid interest under the outstanding debenture and Lines of Credit amounting to about $9,877,542;

b)             Assign all intellectual property rights relating to the License agreement;

c)              Invest an additional $1,000,000;

d)             Terminate all Sinclair owned warrants;

e)              Amend the Guaranty and Lease Compensation Agreement, dated September 16, 1999.  Amended terms require the payments in 2002 through 2005 to be made in cash with subsequent years paid in cash or stock at our discretion, and

f)                Receive 20,350,000 additional shares of our common stock.

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2002

(unaudited)

The following presentation, which sets forth our unaudited pro forma consolidated condensed balance sheet, assumes the recapitalization transaction described took place on December 31, 2002.  The pro forma consolidated balance sheet should be read in conjunction with the our description of the recapitalization and the historical consolidated financial statements.

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

The following are summaries of our contractual obligations and other commitments at December 31, 2002:

	Payments Due by Period
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years

Contractual Obligations

Subordinated Debenture(a)	$2,000,000	$2,000,000
Capital Lease(b)	4,326,297	625,259	953,445	1,051,400	1,696,193
License Fee(c)	1,500,000	825,000	600,000	75,000
Operating lease payments	92,284	23,071	46,142	23,071
Non-compete Liability(d)	731,231	136,204	136,204	136,204	322,619

	Expiration Date
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years

Other Financial Commitments

Line of Credit(a)	$5,133,759	$5,133,759

a)              Principal and interest exchanged for common stock in January 2003 recapitalization.

b)             Past due balances through September 31, 2002 amounting to $468,616 were exchanged for common stock in recapitalization.

c)              Past due and future obligations exchanged for common stock in January 2003 recapitalization.

d)             The non-compete agreement liability originated in 1994 to reflect the actuarial calculation of $65,000 a year plus other benefits to be paid over the remaining life of a selling shareholder.  The non-compete agreement benefit previously reported as an Other asset was fully amortized in September 2000.  We currently are attempting to renegotiate the agreement.  See Note 5 – Non-Compete Agreement of the Consolidated Financial Statements for additional details.

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

SIGNIFICANT AND RECENT EVENTS

In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, was forgiven in exchange for our common stock.  This transaction was completed in January 2003.  Effective January 1, 2003 and in exchange 20,350,000 shares of stock, Sinclair agreed to:

a)              Forgive all indebtedness, receivables, accrued and unpaid interest under the outstanding debenture and Lines of Credit amounting to about $9,877,542;

b)             Assign all intellectual property rights relating to the License agreement;

c)              Invest an additional $1,000,000;

d)             Terminate all Sinclair owned warrants, and

e)              Amend the Guaranty and Lease Compensation Agreement, dated September 16, 1999.  Amended terms require the payments in 2002 through 2005 to be made in cash with subsequent years paid in cash or stock at our discretion.

This recapitalization plan raised Sinclair’s ownership of Acrodyne’s issued and outstanding common stock to approximately 82.4%.

The SEC conducted an investigation of the facts and circumstances that required our financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  We cooperated fully with the investigation and supplied documents to assist in the SEC investigation.  Several former employees, one of our current employees, as well as a Sinclair employee were subpoenaed and testified before attorneys for the SEC.  On March 6, 2003 the SEC issued a cease and desist order against our company.  The Commission found that “Acrodyne materially misstated figures reported for its inventory, cost of sales, revenue, gross profit, and net loss in its financial statements for the year ended December 31, 1998; the first three quarters of 1999; the year ended December 31, 1999; and the first quarter of 2000.  Acrodyne included its misleading financial results in press releases and its filings with the Commission relating to these periods”.  Further the Commission found, “Acrodyne was unable to properly value its products because of the incomplete and outdated cost data it maintained.  In addition, starting in the second quarter of 1999, Acrodyne made unsupported adjustments to its sales and inventory accounts to bring Acrodyne’s financial statements in line with the gross margin percentage it had budgeted for the period.  Acrodyne knew or acted recklessly with respect to its faulty cost accounting.”  Further, as part of their investigation, the SEC fined our former CEO $50,000, a former CFO $10,000, and a former Controller and CFO $10,000.  In exchange for cancellation of a termination of service agreement, we had previously agreed to pay legal fees for the former CEO.  We paid the fine of $50,000 by Acrodyne in 2003, per that agreement. Neither our company nor any of its officers or directors admitted or denied any of the SEC’s allegations or findings.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards  (SFAS) 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset.  The liability is adjusted at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement.  Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002.  The provisions of the Statement are not expected to have a material impact on our financial condition or results of operations.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 partially supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. Management does not expect the adoption of SFAS 145 to have a material effect on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement is not expected to have a significant impact on our financial condition or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002.   The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on our financial position, results of operations, or cash flows.

Item 7.  Financial Statements

The consolidated financial statements required in response to this Item are Part IV of this report.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 16, 2001 our Board of Directors unanimously approved Grant Thornton LLP as our independent accountant for the fiscal year ended December 31, 2001 and to discontinue the services of Arthur Andersen LLP.  In connection with its audits for the past two fiscal years ended December 31, 2000 and 1999, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.  In the past two fiscal years, Arthur Andersen’s reports did not contain an adverse opinion, or disclaim an opinion and was not modified as to uncertainty, audit scope, or accounting principles.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Our directors, officers and significant employees are:

Name	Age	Position with Company	Served as Director/Officer Since
Nathaniel S. Ostroff	62	Chairman of the Board of Directors and President	January 1999
Martin J. Hermann	64	Director	May 1991
David S. Smith	52	Director	January 1999
David B. Amy	50	Director, Secretary, and Treasurer	January 1999
Richard P. Flam	59	Director	January 1999
Louis Libin	44	Director	December 2002
John Strzelecki(a)	61	Executive Vice President	November 2001
Robert E. Woodruff, Jr.(b)	52	Chief Financial Officer	November 2001
Richard W. Murray	62	Chief Financial Officer	May 2003

(a)          Mr. Strzelecki resigned from his position effective April 17, 2003.

(b)         Mr. Woodruff was terminated from his position effective April 17, 2003.

NATHANIEL S. OSTROFF has served as Chairman of the Board of Directors since he was elected at the special meeting of the stockholders on January 27, 1999. Mr. Ostroff also serves as Vice President for New Technology of Sinclair since joining Sinclair in January of 1996. Prior to joining Sinclair, he was the President and CEO of Comark Communications, Inc., a manufacturer of UHF transmission equipment. Mr. Ostroff founded Acrodyne Industries, Inc. in 1968 and served as its first President and CEO.  As of July 1, 2000, Mr. Ostroff was named President of Acrodyne Communications, Inc.

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

Mr. Murray spent seven years with Deloitte & Touche as Audit Manager specializing in manufacturing and retail clients. Over the next twenty-five years, Mr. Murray was a member of senior management of U.S. Shoe Corporation, a New York Stock Exchange international manufacturer and retailer of apparel and footwear with annual sales of three billion dollars. During his tenure at U.S. Shoe Corporation, he held the following divisional positions: Group Vice President –Finance, Senior Member of the Office of the President, Executive Vice President–Finance and Administration, and Corporate Chief Accounting Officer.

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

SUMMARY COMPENSATION TABLE

					Long-Term Compensation Securities Underlying Options Granted (#)
	Annual Compensation
	Fiscal Year	Salary	Bonus	Other Annual Compensation(4)
Name and Principal Position
Nathaniel S. Ostroff(3)	2002	$65,000	None	None	None
Chairman of the Board	2001	$31,250	None	None	None
President	2000	$109,615	None	None	None

William H. Barclay(1)	2002	$90,868	$18,000	$2,400	None
Vice President Manufacturing	2001	$128,904	None	$2,769	None
	2000	$125,000	None	None	None

Adel Rizk(2)	2002	$0	None	None	None
Senior Vice President/CFO	2001	$148,815	None	$5,500	None
	2000	$9,808	None	$500	75,000

Robert E. Woodruff, Jr.(5)	2002	$101,615	$14,000	None	None
Chief Financial Officer	2001	$75,654	None	None	None
	2000	$0	None	None	None

John Strzelecki(6)	2002	$104,615	None	None	None
Executive Vice President	2001	$11,423	None	None	None
	2000	$0	None	None	None

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

Options/Stock Appreciation Right (“SAR”) Grants in Last Fiscal Year

We have three stock option plans approved by the Board of Directors and our stockholders: the 1993 Stock Option Plan, the 1997 Stock Option Plan and the newly adopted 1999 Long-Term Incentive Plan.

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

AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND YEAR-END OPTION VALUES

Name	Number of Held Options	Shares Acquired on Exercise	Number of Securities Underlying Unexercised Options at Year End Exercisable (E)/ Unexercisable (U)		Value of Unexercised In-the-Money Options at Year End Exercisable (E)/ Unexercisable (U)

Nathaniel Ostroff	300,000	0	E	300,000	E	$0
			U	None	U	$0

Directors	35,000	0	E	35,000	E	$0
			U	None	U	$0

The schedule above is as of year-end 2002. As previously discussed in Item 5, our stock was delisted effective September 21, 2000. Accordingly, the unexercised options have no current value.

Item 11.  Security Ownership of certain beneficial owners and management

The following table sets forth information with respect to the beneficial ownership of shares of Common Stock, as of December 31, 2002 by (i) each person we know to be the owner of more than 5% of the outstanding shares of Common Stock (ii) each director, (iii) each director nominee, (iv) the executive officers and (v) all directors and officers as a group:

(1)	(2)	(3)		(4)
Title of Class	Name & Address(a) of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Voting Stock
Common Stock	Sinclair Broadcast Group	4,974,291 shares	(b)	49.91%
Common Stock	Martin Hermann	68,000 shares	(c)	0.91%
Common Stock	Nathaniel Ostroff	305,000 shares	(d)	3.96%
Common Stock	All officers and directors as a Group (5 persons)	383,000 shares	(e)	5.14%

(a) The address of Sinclair Broadcast Group, Inc. is 10706 Beaver Dam Road, Cockeysville, Maryland 21030.  The address of Mr. Ostroff, Mr. Strzelecki, and Mr. Woodruff is c/o Acrodyne, 200 Schell Lane, Phoenixville, Pennsylvania 19460.  The address of Mr. Hermann is 725 Glen Cove Avenue, Glen Head, New York 11545.

(b) Includes 1,431,333 shares of Common Stock issued to Sinclair under the subscription agreement, 800,000 shares of Common Stock which Sinclair purchased from thee investor groups, and 2,000,000 shares of Common Stock issuable upon the exercise of warrants exercisable immediately after the closing of the Sinclair Investment on January 27, 1999. Also includes 112,000 shares issued in accordance with the Guaranty and Lease Compensation Agreement effective December 20, 1999, 75,000 shares issued upon exercise of 75,000 warrants from the Investor Warrant Agreement, 579,710 warrants immediately exercisable after the execution of the Debenture Agreement, and 51,248 warrants immediately exercisable and issued from the Anti-Dilution Warrant Agreement.

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

Item 12

Certain Relationships and Related Transactions

Sinclair Ownership and Beneficial Ownership Table (beneficial ownership/ may be exercised within 60 days)

	No. of shares	Type	Method	Percentage
Ownership	1,431,333	Common Stock	Subscription Agreement
Ownership	800,000	Common Stock	Previously held by Scorpion Acrodyne Investors LLC, Newlight Associates, L.P. and Newlight Associates (BVI, L.P.)
Ownership	112,000	Common Stock	Lease and Loan Guarantee Agreement
Ownership	75,000	Common Stock	Exercised warrants from Investor Warrant Agreement
Total Actual Ownership	2,418,333	Common Stock	Total Shares Outstanding 7,409,608	32.64%
Beneficial Ownership	1,925,000	Warrants	Investor Warrants (2,000,000 total (2,000,000 exercisable less 75,000 previously exercised)
Beneficial Ownership	579,710	Warrants	Debenture Agreement
Beneficial Ownership	51,248	Warrants	Anti-Dilution Warrant Agreement
Actual plus Beneficial Ownership	4,974,291			49.91%

Any future transactions with any of our affiliates will be on terms no less favorable to us than those that are generally available from unaffiliated third parties and must be ratified by a majority of independent members of the Board of Directors who do not have an interest in such transactions.

At December 31, 2002 Sinclair held an aggregate of 2,418,333 shares of Acrodyne, representing approximately 32.64% of issued Common Stock, assuming no warrants are exercised.  In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, was forgiven in exchange for our stock.  This transaction was completed in January 2003 and on January 1, 2003, Sinclair owned 82.4% of our issued and outstanding common stock.  As part of the recapitalization plan, in exchange for 20,350,000 shares of our common stock, Sinclair agreed to:

(a)          Forgive all indebtedness, payables, accrued and unpaid interest under the outstanding debenture and Lines of Credit amounting to about $9,877,542;

(b)         Assign all intellectual property rights relating to the License agreement;

(c)          Invest an additional $1,000,000;

(d)         Terminate all Sinclair owned warrants and

(e)          Amend the Guaranty and Lease Compensation Agreement dated September 16, 1999.  Amended terms require the payments in 2002 through 2005 to be made in cash with subsequent years to be paid in cash or stock at our discretion.

1.               On January 27, 1999 Sinclair acquired a significant equity interest in Acrodyne. Pursuant to the subscription agreement, Sinclair made a cash infusion of $4.3 million in Acrodyne in exchange for 1,431,333 shares of Acrodyne’s Common Stock and warrants to purchase up to an aggregate of 8,719,225 shares over a seven year term at prices ranging from $3.00 to $6.00 per share. Of such warrants, 6,000,000 are exercisable only upon Acrodyne’s achievement of increased product sales or sales of products with new technology.

As part of the January 27, 1999 transactions, the following three Sinclair employees were elected to Acrodyne’s Board of Directors: Nathaniel Ostroff is Sinclair’s Vice President for New Technology; David Smith, , is Sinclair’s President, Chief Executive Officer, and Chairman of the Board; and David Amy is Sinclair’s Executive Vice President and Chief Financial Officer.

2.               Sinclair acquired 800,000 shares of Acrodyne Common Stock from the Scorpion/Newlight investor groups,

3.               We issued 112,000 shares to Sinclair as consideration for the following Loan and Lease Guarantees.

During November 1999, we entered into a sub-lease agreement with Sinclair for our new manufacturing facility.  Under the terms of this agreement, we compensated Sinclair on the lease execution date,  $70,000 payable in the form of our Common Stock and also on each lease anniversary date $70,000 payable in the form of our Common Stock.  Under terms of the recapitalization plan completed in January 2003 this agreement was amended to make the payments in 2002 through 2005 payable in cash.  Subsequent to 2005, payments can be made in cash or stock at Acrodyne’s discretion

We established a $2,500,000 credit facility with a bank for working capital purposes, described in Item 6, “Liquidity and Capital Resources.” The bank required that Sinclair guarantee our obligations. We have compensated Sinclair with $200,000 payable in the form of our Common Stock for this guarantee.

4.               We issued 75,000 shares to Sinclair related to the exercise of 75,000 warrants from the Investor Warrant Agreement.

5.               During March 2000, we entered into a subordinated debenture agreement with Sinclair.  Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our Common Stock at $3.45 per share.  Sinclair may immediately convert the current principal into 579,710 shares of our Common Stock.  Amounts owed under this debenture, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

6.               During March 2000, we entered into a license agreement with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed analog and digital transmitters (the Quantum product line). under the terms of this agreement, we will pay to Sinclair an annual royalty of $300,000 for 5 years.  Following the fifth year of the License agreement, we will pay to Sinclair an annual royalty equal to 1.0% of annual revenues attributable to the License Agreement.  Under terms of the recapitalization plan completed in January 2003, unpaid amounts were forgiven and the intellectual property related to the agreement were transferred to us in exchange for shares of our common stock.

7.               On April 27, 2001, we entered into a $4,000,000 demand line of credit facility with Sinclair.  The line of credit facility requires monthly interest-only payments at 12% annual rate.  Amounts owed under this credit facility, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

Change of Control

In January 2003, under terms of a recapitalization submitted to and approved by shareholder vote, Sinclair acquired an additional 20,350,000 of our stock in exchange for forgiveness of debt, interest and amounts owed, and the transfer of intellectual property regarding the Quantum line of transmitters to us.  Considering Sinclair’s substantial control over our Board of Directors and its holdings of the majority of voting shares, it will be very unlikely or impossible for any third party to acquire control over Acrodyne without Sinclair’s prior approval.

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

21.0***                              Subsidiaries of the Registrant

99.1                                                   Principal Financial Officer Certification

99.2                                                   Principal Executive Officer Certification

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

Item 14   Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In designing and evaluating the disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide us with a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in timely alerting them to material information required to be included in our periodic SEC reports.

At the conclusion of the audit of our consolidated financial statements for the year ended December 31, 2002, the Audit Committee met to discuss the results of the audit and to discuss various matters with Grant Thornton LLP, our independent accountants.  We received a letter from our independent accountants citing material weakness associated with inadequate supervision of the accounting personnel and deficient record-keeping practices.  In response to this matter management relieved the Executive Vice President and Chief Financial Officer of their duties.

Richard W. Murray was hired as Chief Financial Officer on May 1, 2003.  Mr. Murray, an experienced accounting and financial manager, identified internal control deficiencies, lax supervision, and system inadequacies.  Many of these items were also disclosed in the independent accountant’s Report to the Audit Committee for the year ended December 31, 2002.

As of the date of this filing, all significant items noted are either corrected or in the final stages of the correction process.  These correction include segregating duties, improved reporting procedures, enhancing intra-company communication channels and implementing routine analysis of balance sheet accounts and investigation of unusual variances in operating accounts.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Acrodyne Communications Inc.
(Registrant)

By	/s/ Nathaniel Ostroff
Nathaniel Ostroff, Chairman of the Board of Directors and President (principal executive officer)

Date    June 26, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Nathaniel Ostroff
Nathaniel Ostroff, Chairman of the Board of Directors and President (principal executive officer)
Date	June 26, 2003

By	/s/ Richard W. Murray
Richard W. Murray,
Chief Financial Officer
(principal financial officer)
Date	June 26, 2003

By	/s/ Martin J. Hermann
Martin J. Hermann, Director
Date	June 26, 2003

By	/s/ David D. Smith
David D. Smith, Director
Date	June 26, 2003

By	/s/ David B. Amy
David B. Amy, Director
Date	June 26, 2003

By	/s/ Louis Libin
Louis Libin, Director
Date	June 26, 2003

By	/s/Richard P. Flam
Richard P. Flam, Director
Date	June 26, 2003

CERTIFICATION

I, Nathaniel Ostroff, certify that:

1.               I have reviewed this annual report on Form 10-KSB/A-2 of Acrodyne Communications, Inc.;

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

Date:	June 26, 2003

		Signature:	/s/ Nathaniel Ostroff,
Chairman of the Board of Directors and President (Principal Executive Officer)

CERTIFICATION

I, Richard W. Murray, certify that:

1.               I have reviewed this annual report on Form 10-KSB/A-2 of Acrodyne Communications, Inc.;

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

Date:	June 26, 2003

		Signature:	/s/ Richard W. Murray,
Chief Financial Officer (Principal Financial Officer)

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

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 19, 2003

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312,921	$17,687
Accounts receivable, net of allowance for doubtful accounts of $38,600 and $500,000 at December 31, 2002 and 2001, respectively	2,204,044	1,466,788
Inventories, net	3,271,066	1,281,512
Prepaid assets and deposits	78,998	44,955

Total current assets	5,867,029	2,810,942

PROPERTY, PLANT AND EQUIPMENT, net	3,407,611	3,771,969

LICENSE AGREEMENT, net of accumulated amortization of $825,000 and $525,000 at December 31, 2002 and 2001, respectively	675,000	975,000

Total assets	$9,949,640	$7,557,911

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Line of credit – related party	5,133,759	$5,133,759
Subordinated debenture – related party	2,000,000	2,000,000
Current portion of capital lease obligations	625,259	116,478
Accounts payable	2,353,444	1,946,907
Accrued expenses	2,176,782	1,185,828
Customer advances	3,014,996	2,879,995
Deferred revenue	—	14,103
Accrued license fees	825,000	525,000
Other current liabilities	1,066,878	920,016
Total current liabilities	17,196,118	14,722,086

CAPITAL LEASE OBLIGATIONS, net of current portion	3,701,038	3,757,987
LICENSE FEE PAYABLE – long term	675,000	975,000
NON-COMPETE LIABILITY	731,231	845,912
Total liabilities	22,303,387	20,300,985

SHAREHOLDERS’ DEFICIT:

Preferred stock, par value $1.00; 1,000,000, shares authorized; 0 issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, par value $.01; 40,000,000 shares authorized; 7,409,608 issued and outstanding at December 31, 2002 and 2001, respectively	74,096	74,096
Additional paid-in capital	22,071,641	22,071,641
Accumulated deficit	(34,499,484)	(34,888,811)
Total shareholders’ deficit	(12,353,747)	(12,743,074)

Total liabilities and shareholders’ deficit	$9,949,640	$7,557,911

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

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

1.                         BACKGROUND:

Organization

We are Acrodyne Communications, Inc., a Delaware corporation, which operates in one industry segment – the design, manufacture and marketing of television broadcast transmitters, which are sold in the United States and internationally.  Our wholly owned operating subsidiary, Acrodyne Industries, Inc., manufactures and sells TV transmitters, LTV transmitters and TV translators produced to customer specifications.

Operations and Business Risk

Due to the nature of our business, it is subject to various risks including, but not limited to, technological and market acceptance of its product, capital availability, dependence on management and other risks.  The Company has been in the process of developing products and applications using digital transmission technology.  Related to this process, we entered into a license agreement with Sinclair Broadcast Group, Inc. (“Sinclair”) in March 2000 (see Note 6).  We shipped the first of its digital transmitters in March 2001.

Since the acquisition of Acrodyne Industries in 1994, the Company has incurred significant losses and operating cash flow deficits.  These losses and cash flow deficits have been funded primarily with proceeds from the sale of equity securities, borrowings, and customer advances.  Sinclair purchased and exercised warrants for $225,000 in 2000 and provide a $2,000,000 subordinated debenture and our Credit Facility (see Note 7).  As of December 31, 2002, Sinclair owned 34.6% of our common stock and has warrants to purchase 8,644,225 additional shares (see Notes 8 and 10), which represented 60.4% of our company on a fully diluted basis.

Sinclair had provided a guarantee of our $2,500,000 credit facility.  In November 2000, Sinclair purchased the credit facility from a former bank (see Note 7).  In March 2000, Sinclair agreed to provide additional funds to us of up to $2,000,000 under terms of a subordinated debenture (see Note 7).  From January 1, 2001 through December 31, 2001, Sinclair provided additional funds to us in the amount of $3,975,006.   During 2002 there were no additional borrowings.

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

On December 20, 2002 our shareholders approved a recapitalization plan.  This plan significantly restructured our balance sheet by forgiving debt, unpaid interest, and future obligations under the technology agreement with Sinclair, plus the receipt of additional cash, in exchange for 20,350,000 shares of our stock.  This plan was completed in January 2003.  The removal of debt, interest, and long term obligations from our liabilities with the addition of cash has improved our working capital ratios and decreased our accumulated deficit.  At this time , we do not have a line of credit in place with either Sinclair or a bank.  There are no guarantees that we would be able to obtain such a facility.  Without an operating line of credit the company must rely on internally generated cash flow to fund future operations.

See Note 14 for an unaudited pro forma consolidated balance sheet as of December 31, 2002 that reflects the recapitalization as if it took place on that date.

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following summarizes the significant accounting policies we employed in preparation of its consolidated financial statements:

Consolidation

The financial statements include our accounts and our wholly-owned subsidiary, Acrodyne Industries. All intercompany transactions and balances are eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

We consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The majority of our accounts receivable are due from companies in the television industry.  Credit is extended based upon evaluation of a customers’ financial condition.  In most cases, for the sale of transmitters and other major equipment, we obtain advance deposits for approximately 90% of the sale amount that are applied to the invoice amount at the time of delivery of the product.  Accounts receivable are generally due within 30 days and are stated at amounts due.  Accounts outstanding longer than 90 days are considered past due and are shown net of an allowance for doubtful accounts.  We determine our allowance by considering a number of factors, including the length of time trade receivables are past due, our ability to pay, the previous loss history and the general economy and industry as a whole.  We write-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Approximately 64% of sales in 2002 were to Sinclair, which has 34.6% ownership of our company at December 31, 2002 (82.4% after the January 2003 recapitalization).   At December 31, 2002 approximately $637,000 of our outstanding receivables were due from Sinclair or television stations it owned.  No allowance for doubtful accounts has been recorded against these receivables.

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

Revenue Recognition

We recognize revenue from the sale of transmitters when title and risks of ownership are transferred to the customer, which generally occurs upon shipment or customer pick-up of the equipment.  A customer may be invoiced for and receive title to transmitters prior to taking physical possession when the customer has made a fixed, written commitment for the purchase, the transmitters have been completed, tested and are available for pick-up or delivery, and the customer has requested that we hold the transmitters until the customer determines the most economical means of taking physical possession. Upon such a request, the Company recognizes revenue if it has no further obligation except to segregate the transmitters, invoice the customer under normal billing and credit terms, and hold the transmitter for a short period of time as is customary in the industry.  There were no such sales for the years ended December 31, 2002 or December 31, 2001.

Transmitters are built to customer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.  We record revenue for services related to installation of transmitters upon completion of the installation process.  Amounts which cannot be recognized in accordance with the above policy are recorded as deferred revenue in the accompanying consolidated balance sheets.  The adoption of SAB No. 101, in the fourth quarter of 2000, resulted in an increase in reported revenues for the year ending December 31, 2001 of approximately $2,276,000.

Concentration of Credit Risk

Our customers are domestic and international television stations, broadcasters, government entities, not-for-profit organizations and educational institutions. International sales were $680,910 and $591,876 for the years ended December 31, 2002 and 2001, respectively. One customer, Sinclair (see Note 10), represented approximately 64% of sales in 2002 and 63% in 2001 and 29% of receivables in 2002 and 50% in 2001.  No other customers represented more than 10% of sales in 2002 or 2001.

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

Advertising expense

Advertising expense was $ 313,809 in 2002 and $ 90,454 in 2001.

Income Taxes

We record deferred income taxes for the estimated future tax effects of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities using enacted rates.  A valuation allowance is recorded against deferred tax assets when it is concluded that it is more likely than not that the related tax benefit will not be realized.

Fair Value of Financial Instruments

Our consolidated financial instruments include cash and cash equivalents, short-term investments, accounts receivable, capital leases and debt. The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate their recorded book values as of December 31, 2002 and 2001.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of for possible impairment when events and circumstances warrant such a review.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards  (SFAS) 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset.  The liability is adjusted at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement.  Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002.  The provisions of the Statement are not expected to have a material impact on our financial condition or results of operations.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 partially supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. Management does not expect the adoption of SFAS 145 to have a material effect on the our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on the our financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement is not expected to have a significant impact on our financial condition or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002.   The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on our  financial position, results of operations, or cash flows.

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

In 2002, the exercise price of outstanding options and warrants to purchase shares of the our stock are in excess of the market price and are excluded from the computation of diluted income per share.  Shares payable but not yet issued and outstanding are included.

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

We moved into a manufacturing facility in November 2000. This facility is subleased from Sinclair and the lease is capitalized at $3,776,667. Amortization expense was $251,778 in 2002 and $258,201 in 2001.  The net book value of the capital lease at December 31, 2002 is $3,224,725.  The lease term is fifteen years with two renewable five-year periods (see note 10).

5.               NON-COMPETE AGREEMENT:

In connection with the acquisition of Acrodyne Industries, the Company entered into a non-compete agreement with the selling shareholder. In consideration for this agreement not to compete, we are obligated to make annual payments to the selling shareholder of $65,000 annually and pay for certain benefits for the remainder of his life. We recorded the actuarial present value of the estimated payments of $750,000 related to this agreement as an asset and established a corresponding liability at the date of acquisition. We are currently negotiating to terminate this agreement.

6.               LICENSE AGREEMENT:

During March 2000, we entered into a 10-year license agreement (the “License Agreement”) with Sinclair for the exclusive right to manufacture and sell certain Sinclair designed transmitter lines. Under terms of the License Agreement, we would pay Sinclair an annual royalty of $300,000 for five years.  For years six through ten, we would pay Sinclair an annual royalty equal to 1.0% of revenues realized , attributable to the License Agreement.  At end of the tenth year, the Company has the option to purchase the Sinclair technology.  The purchase price would be twice the cumulative royalty amount paid to Sinclair for years six through ten. Minimum lease payments due under capital leases are as follows:

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

During March 2000, we entered into a subordinated debenture agreement with Sinclair.  Under the terms of the Debenture, we may borrow up to $2,000,000 at an interest rate of 10.5%. Further, Sinclair has the right, at any time, to convert all, but not less than all, of the principal owed to Sinclair into our Common Stock at $3.45 per share.  Sinclair may immediately convert the current principal into 579,710 shares of our Common Stock.  During 2002 and 2001, we recorded $210,000 of interest due under the Debenture Agreement.  Amounts owed under this debenture, both principal and interest, were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

We moved into a manufacturing facility in November 2000. This facility is subleased from Sinclair and the lease is capitalized at $3,776,667. Amortization expense was $251,778 in 2002 and $258,201 in 2001.  The net book value of the capital lease at December 31, 2002 is $3,224,725.  We did not pay our obligations under terms of the lease.  The past due amounts owed plus accrued interest are recorded as a current liability on the balance sheet.  Amounts owed through September 30, 2002 were exchanged for common shares of our stock in January 2003, under terms of the recapitalization plan.

The weighted average interest rate on long-term debt at December 31, 2002 was 5.8%.

See note 14 for an unaudited pro forma consolidated balance sheet as of December 31, 2002 that reflects the recapitalization as if it took place on that date.

8.               SHAREHOLDERS’ EQUITY:

Preferred Stock

Preferred stock consists of 1,000,000 shares, par value $1 per share, which may be issued in series from time to time with such designation, rights, preferences and limitations as our Board of Directors may determine by resolution. Any and all such rights that may be granted to preferred stockholders may be in preference to common stockholders.

During 1996, we sold 10,500 shares of 8% Convertible Redeemable Preferred Stock (the “8% Preferred Stock”) in a private placement. The 8% Preferred Stock had a liquidation preference of $100 per share plus all outstanding and unpaid dividends and was redeemable at our discretion for the amount of the liquidation value after one year from issuance date provided certain stipulations were met. The 8% Preferred Stock was convertible at the option of the holder into the number of common shares obtained by dividing the liquidation value by the $3.71 per share conversion price, subject to adjustment. Holders of the 8% Preferred Stock voted on a fully converted basis with the holders of common stock and, in the event of certain dividend arrearages, had the right to elect a director to our Board.  During 1997, 4,000 shares of the 8% Preferred Stock were converted into common stock at a conversion price of $4.00 per share; 6,500 shares remained outstanding at the end of 2001.  On July 17, 2001 the 6,500 shares plus dividends in arrears were converted to 428,447 shares of common stock.

During 1998, we sold 326,530 shares of Series A 8% Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) in a private placement for net proceeds of $972,668. In connection with this private placement, we issued warrants to purchase up to 525,000 shares of common stock at an exercise price of $3.00 per share. The warrants are exercisable through September 4, 2005. On January 27, 1999, we redeemed the Series A Preferred Stock for $998,531.

Common Stock

On November 7, 1997, we sold 800,000 shares of common stock and warrants to purchase up to an additional 500,000 shares of common stock for aggregate net proceeds of $1,951,800. The warrants issued in connection with this transaction carried an exercise price of $3.00 per common share and expired on November 7, 2002.

On January 27, 1999, we increased the number of authorized shares of common stock from 10,000,000 to 30,000,000. Concurrent with this change, we sold 1,431,333 shares of common stock and warrants to purchase up to an additional 8,719,225 shares of common stock to Sinclair in a private placement for aggregate proceeds of $4,300,000. Transaction costs of $494,626 were incurred in connection with this transaction. We utilized $998,531 of the proceeds from this transaction to redeem the Series A Preferred Stock as discussed above.

On December 20, 1999, we committed to issue 112,000 shares of common stock to Sinclair with a fair market value of $270,000 in accordance with terms of the Guaranty and Lease Compensation Agreement, dated December 20, 1999 (see Note 10). These shares are included in outstanding shares.

In 2000, on the anniversary dates of the above agreements, we were obligated to issue additional shares to compensate Sinclair for its guarantees. In the fourth quarter of 2000, 589,506 shares were obligated to be issued with a fair value of $305,500. This amount was recorded as an addition to Additional Paid-in Capital.

On December 20, 2002 the number of authorized shares of common stock was increased to 40,000,000.

In January 2003, as part of the recapitalization plan approved by shareholders, Sinclair was issued 20,350,000 shares of Acrodyne common stock (see note 14).

Warrants and Options

In connection with the initial Sinclair investment discussed above, we executed various agreements dated January 27, 1999, giving Sinclair the right to purchase up to 8,719,225 shares of our common stock.  Of these warrants, Sinclair may purchase 2,000,000 shares at an exercise price of $3.00 per share based on a vesting schedule that ended January 2001. In addition, 719,225 anti-dilution warrants were issued to Sinclair to purchase our stock at $3.00 per share (subject to adjustment based on a formula defined in the related warrant agreement), and 6,000,000 warrants which are exercisable only once we achieve increased product sales or sales of products with new technology. These warrants may be exercised at prices ranging from $3.00 to $6.00 per share. The expiration date of all warrants mentioned above is January 26, 2006.  At December 31, 2002, Sinclair had 8,644,225 warrants to purchase our common stock.  Under terms of the recapitalization plan approved December 20, 2002 and completed January 2003, the warrants were terminated.

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

Employee Stock Options

In December 1993, we adopted the 1993 Stock Option Plan (the “1993 Plan”). A total of 250,000 shares of common stock options were issuable under the 1993 Plan. The options may be incentive stock options or non-qualified stock options. The maximum term of each option under the 1993 Plan is 10 years.

In April 1997, we adopted the 1997 Stock Option Plan (the “1997 Plan”) under which 650,000 options have been authorized. In June 1998, the Board granted 450,000 options under the 1997 Plan to employees. The options had an exercise price of $4.50 per share. On October 16, 1998, the Board of Directors repriced the exercise price of these options to $3.00 per share.

In January 1999, the Board granted 175,000 options under the 1997 Plan to an employee. The options had an exercise price of $3.88 per share. The fair market value of our stock on the date of grant was $4.06. No compensation related to the option grant was recorded in 1999.

In March 1999, we adopted the 1999 Long-Term Incentive Plan (the “1999 Plan”) under which awards may be granted in the form of stock, restricted stock, stock options, stock appreciation rights or cash. Under the 1999 Plan, we may make stock-based awards of up to an aggregate of 2,000,000 shares of common stock. In August 1999, the Board granted 370,000 options to employees and directors under the 1999 Plan. The majority of these options vested immediately. The options had an exercise price of $2.34 per share. The fair market value of our stock on the date of grant was $2.31. No compensation related to these option grants was recorded in 1999.

On June 9, 2000, we issued 439,700 options to employees and key individuals under the 1999 Plan.  The options had an exercise price of $2.25 to $3.00 per share and expiration dates ranging from May 1, 2005 to July 1, 2007.  The value of our common stock on the date of grant was $2.25 per share.

We apply Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its option plans. Had compensation cost for our stock-based plans been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123” Accounting for Stock-Based Compensation”, our operating results and per share amounts would have been the pro forma amounts indicated below:

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

A summary of the awards under our stock option plans during the years ended December 31, 2002 and 2001 is presented below:

	December 31, 2002		December 31, 2001
	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Outstanding at the beginning of year-	1,014,300	$2.68	1,153,800	(*)	$2.61
Granted	—	—	—		—
Exercised	—	—	—		—
Rescinded/forfeited	(55,000)	(2.34)	(139,500)		(2.12)

Outstanding at year end	959,300	$2.70	1,014,300		$2.68

Options exercisable at year end	654,266	$2.65	542,500		$2.59

Weighted average fair value of options granted during the year	—	N/A	—		N/A

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

A full valuation allowance has been established against our net deferred tax assets as management has concluded that it is more likely than not the related tax benefits may not be realized.

Our tax loss carryforwards, which begin to expire in 2011, totaled approximately $26,495,000 and $24, 300,000 at December 31, 2002 and 2001, respectively.

10.         RELATED PARTY:

As discussed in Note 8, on January 27, 1999, Sinclair invested $4,300,000 in our company in return for 1,431,333 shares of our common stock and warrants to purchase up to an aggregate of 8,719,225 shares over a term of up to seven years at prices ranging from $3.00 to $6.00 per share. Sinclair also acquired an additional 800,000 shares of common stock previously held by outside investors. On December 20, 1999, we committed to issue 112,000 shares to Sinclair with respect to the terms of a Guaranty and Lease Compensation Agreement (see discussion below).  As of December 31, 2000, we are obligated to issue 589,506 shares to Sinclair with respect to the terms of the Guaranty and Lease Compensation Agreement.  As of December 31, 2002 and 2001, Sinclair held an aggregate of 2,418,333 shares of our common stock, representing approximately 32.64% of issued common stock assuming no warrants are exercised.

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

Sales made to Sinclair during 2002 and 2001 totaled $16,790,794 and $8,795,294, respectively.  We sell these products to Sinclair at prices which approximate fair market value.  The following amounts are included in the consolidated balance sheets at year end in connection with trade transactions with Sinclair:

	December 31,
	2002	2001

Receivables	$637,365	$1,081,028
Customer advances	1,967,808	1,864,123

In addition, included in the current portion of capital lease obligation and other current liabilities are $1,150,259 in 2002 and $ 641,479 in 2001 of amounts payable to Sinclair that have been deferred under the capital lease and license fee obligations.

11.                                 COMMITMENTS AND CONTINGENCIES:

During September 2000, we entered into a sublease agreement with Sinclair (see Note 9) for the lease of its headquarters and manufacturing facility, which was occupied during November 2000. Minimum lease payments due under capital leases are as follows:

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

$92,284

12.                                 LEGAL PROCEEDINGS

In September 2000, we were named as defendant, along with two of our directors, in four class action lawsuits filed in the United States District Court for the District of Maryland (Northern Division).  These four lawsuits were consolidated into a single lawsuit (the “Lawsuit”).  The Lawsuit asserted that we issued false and misleading financial statements.  On April 9, 2001, we reached a settlement (the “Settlement”) with plaintiffs’ counsel.  The Settlement required us to issue plaintiffs five (5) year warrants to purchase One Million Six Hundred Thousand (1,600,000) shares of our voting common stock at an exercise price of One Dollar ($1.00) per share and to pay the class plaintiffs Seven Hundred Fifty Thousand Dollars ($750,000).  The cash portion of the Settlement was funded by our officers’ and directors indemnity insurance policy.  As a result of the Settlement, during the three months ended March 31, 2001, we recorded a charge to operations of  $336,000 which represented the fair value of the warrants issued.  The SEC conducted an investigation of the facts and circumstances that required our financial statements and filings to be restated for the year ending 1999 and the first two quarters of 2000.  Acrodyne cooperated fully with the investigation and supplied documents to assist in the SEC investigation.  Several former employees, one of our current employees, as well as a Sinclair employee were subpoenaed and testified before attorneys for the SEC.

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

13.                         SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

				Basic and Diluted Net Income Per Share

		2002	Net Income
	Revenues	Gross Profit

1/st/ Quarter	$5,821,637	$1,344,324	$81,693	$0.01
2/nd/ Quarter	5,865,893	1,842,667	114,883	0.02
3/rd/ Quarter	6,263,473	1,677,669	61,537	0.01
4/th/ Quarter	8,113,181	1,940,888	131,215	0.01
	$26,064,184	$6,805,548	$389,328	$0.05

				Basic and Diluted Net Income Per Share
		2001	Net Income (Loss)
	Revenues	Gross Profit

1/st/ Quarter	$2,226,178	$242,787	$(1,431,943)	$(0.21)
2/nd/ Quarter	672,334	(79,165)	(1,879,220)	(0.27)
3/rd/ Quarter	4,740,062	1,683,528	546,887	0.07
4/th/ Quarter	6,256,687	2,246,652	195,072	0.03
	$13,895,261	$4,093,802	$(2,569,204)	$(0.39)

14.                                 SUBSEQUENT EVENTS (UNAUDITED)

In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, was forgiven in exchange for our stock.  This transaction was completed in January 2003.  Effective January 1, 2003 and in exchange, Sinclair agreed to:

a)              Forgive all indebtedness, payables, accrued and unpaid interest under the outstanding debenture and Lines of Credit amounting to about $9,877,542;

b)             Assign all intellectual property rights relating to the License agreement;

c)              Invest an additional $1,000,000;

d)             Terminate all Sinclair owned warrants;

e)              Amend the Guaranty and Lease Compensation Agreement, dated September 16, 1999.  Amended terms require the payments in 2002 through 2005 to be made in cash with subsequent years paid in cash or stock at our discretion, and

f)                Received an additional 20,350,000 shares of our common stock

ACRODYNE COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2002

(unaudited)

The following presentation, which sets forth our unaudited pro forma consolidated condensed balance sheet, assumes the recapitalization transaction described took place on December 31, 2002.  The pro forma consolidated balance sheet should be read in conjunction with the our description of the recapitalization and the historical consolidated financial statements.

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