Form 10QSB/A
period 2003-03-31
ACRODYNE COMMUNICATIONS INC
filed 2003-06-26
CIK 883296

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

See notes to consolidated financial statements

Acrodyne Communications, Inc.

Consolidated Statements of Operations     (Unaudited)

	Three Months Ended March 31,
	2003	2002

NET SALES
Related party sales, net	$3,050,899	$3,274,436
Other sales, net	3,029,117	2,547,201
NET SALES	6,080,016	5,821,637
COST OF SALES	4,464,549	4,477,313
Gross Profit	1,615,467	1,344,324

OPERATING EXPENSES
Engineering	454,854	515,320
Selling	322,766	329,707
Administration	572,306	278,511
Amortization of intangible assets	16,875	75,000
Total Operating Expenses	1,366,801	1,198,538
Operating Income	248,666	145,786

OTHER (EXPENSES) INCOME
Interest Expense, Net	(110,022)	(220,361)
Other Income, Net	1,209	156,268
Net Income before taxes	139,853	81,693
INCOME TAXES	0	0
Net Income	139,853	81,693

NET INCOME PER COMMON SHARE — BASIC AND DILUTED	$0.01	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	26,367,906	7,409,608

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE AT DECEMBER 31, 2002	7,409,608	74,096	22,071,641	(34,499,484)	(12,353,747)

Recapitalization	20,350,000	203,500	10,674,042		10,877,542
Issuance of shares to satisfy lease obligation	457,888	4,579	207,921		212,500

Net Income				139,853	139,853

BALANCE AT March 31, 2003	28,217,496	$282,175	$32,953,604	$(34,359,631)	$(1,123,852)

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

Our sales of Rohde and Schwarz solid state transmitters were $1,873,000 during the three month period ended March 31,2003.  We did not sell this product in the three month period ended March 31, 2002.  These sales resulted from an increased demand for low power transmitters by television companies that needed to begin transmitting a digital signal in response to new FCC regulations. We believe that our sales of these low power Rohde and Schwarz products will remain steady during the next year as television companies complete their low power solution but that sales of this product will significantly decrease in future years as these companies ultimately switch to the high power transmission requirement.  Our strategy in future years will be to sell our high power Quantum transmitter to these companies as described above.

Cost of sales declined from $4,477,313 in the first quarter of 2002 to $4,464,547 for the three month period ended March 31, 2003. Increased sales combined with decreased cost of sales generated gross margin of $1,615,469 for the three month period ended March 31, 2003 compared to $1,344,324 for the same period in 2002.  An increase of 20.1% over the same period last year.  Gross margin on sales increased to 26.6% for the first quarter 2003 as compared to 23.1% for same period in 2002 primarily as a result of reducing the cost of sales charge for warranty reserve from 5% of sales in 2002 to 1.5% of sales in 2003.  Management’s review of claim history indicated accruing a lesser percentage of sales was adequate to provide for future warranty claims. Such adjustment was based on claim history and engineering analysis of products under warranty.  Strong gross margins probably will not continue for the remainder of the year due to increased sales volume of products we purchase from Rhode and Schwarz that have a lower gross margin than those products that we manufacture and increases competitive pressures.  However, we believe that our gross margins will increase in future years as television companies address their high power transmission requirements as described above.

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

RECAPITALIZATION PLAN

In December 2002 our stockholders approved a recapitalization plan whereby technology owned by Sinclair was transferred to Acrodyne, warrants and options owned by Sinclair and debt owed to Sinclair, was forgiven in exchange for our stock.  This transaction was completed in January 2003. Effective January 1, 2003, and in exchange for 20,350,000 shares of our common stock, Sinclair agreed to:

a)     Forgive all indebtedness, payables, accrued and unpaid interest under the outstanding debenture and Lines of Credit amounting to about $9,877,542;

b)    Assign all intellectual property rights relating to the License agreement;

c)     Invest an additional $1,000,000;

d)    Terminate all Sinclair owned warrants and

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

Operating capital required to fund normal operation is provided by customer progress payments on sales orders, vendor terms on purchased materials and gross margin of products and services sold.  We may require additional capital to fund our expansion into the digital television market and any additional operating losses, should they occur.  There can be no assurance that we will be able to obtain the necessary capital to fund operating needs and finance any required investment needs or to generate sufficient revenue to achieve and sustain positive cash flow.

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

We do not plan on committing to any material capital expenditures during the remainder of year 2003.

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

•                  Regulatory changes governing transmission platforms

•                  General economic and marketplace conditions

•                  Interest rate fluctuations and access to capital

•                  Our ability to develop, implement and maintain reliable and adequate internal accounting systems and controls

Item 3. - Controls and Procedures

The Certifications required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 follow the Signatures section of this Annual Report.  This Controls and Procedures section of the Annual Report should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

Acrodyne Communications, Inc.
(Registrant)

Date: June 26, 2003	By /s/ Nathaniel S. Ostroff
Nathaniel S. Ostroff, Chairman of the Board of Directors and President (Principal Executive Officer)

By /s/ Richard W. Murray
Richard W. Murray, Chief Financial Officer

I, Nathaniel S. Ostroff, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB/A of Acrodyne Communications, Inc. (registrant);

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

Date:	June 26, 2003

Signature:	/s/ Nathaniel S. Ostroff
Chairman of the Board of Directors and President (Principal Executive Officer)

I, Richard W. Murray, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB/A of Acrodyne Communications, Inc. (registrant);

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

Date:	June 26, 2003

Signature:	/s/ Richard W. Murray
Chief Financial Officer