Form 10KSB/A
period 2002-12-31
ACRODYNE COMMUNICATIONS INC
filed 2003-08-26
CIK 883296

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A-3

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

•                  Drive down the manufacturing cost of the Quantum through continual value engineering, which involves the continuing effort to improve a products performance while finding ways to reduce its cost.

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